Form 10-Q
period 2007-03-31
Alpha Security Group CORP
filed 2007-05-18
CIK 1329361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from      to
Commission File Number: 333-12799
Alpha Security Group Corporation
(Exact name of registrant as specified in its charter)

Delaware	03-0561397
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
328 West 77th Street
New York, New York 10024
(Address of Principal Executive Offices including Zip Code)
212-877-1588
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☐      Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
There were 7,580,000 shares of the Registrant’s common stock issued and outstanding as of May 14, 2007.

ALPHA SECURITY GROUP CORPORATION INDEX TO FORM 10-Q
INDEX

		Page No.
Part 1.	Financial Information

Item 1.	Financial Statements
	Condensed Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	3

	Condensed Statement of Operations for the three months ended March 31, 2007 and March 31, 2006, and for the period from April 20, 2005 (date of inception) to March 31, 2007 (unaudited)	4

	Condensed Statement of Stockholders’ Equity for the period from April 20, 2005 (date of inception) to March 31, 2007	5

	Condensed Statement of Cash Flows for the three months ended March 31, 2007 and March 31, 2006, and from April 20, 2005 (date of inception) to March 31, 2007	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part 2.	Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Default Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)
CONDENSED BALANCE SHEET

	March 31, 2007
	(Unaudited)	December 31, 2006
ASSETS

Current Assets
Cash	$2,087	$7,119
Investment in trust account	60,036,134
Accrued income receivable	9,224

Total current assets	60,047,445	7,119
Deferred tax asset	19,861	—
Deferred offering costs	—	495,712

Total assets	$60,067,306	$502,831

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accrued offering costs — principally professional fees	$—	$325,386
Accrued expenses and taxes	24,631
Deferred underwriting fees	1,800,000	—
Deferred interest on funds held in trust	12,563
Deferred legal fees	90,000
Notes payable — stockholders	250,000	187,802

Total liabilities	2,177,194	513,188

Common stock, subject to possible redemption, 2,099,400 shares, at redemption value of $9.70 per share	20,364,180	—

Commitments

Stockholders’ equity (deficiency)
Preferred stock, $.0001 par value, authorized 1,000,000 shares, none issued
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 7,580,000 and 1,580,000 shares at March 31, 2007 and December 31, 2006	758	158
Additional paid-in capital	37,548,281	24,530

Deficit accumulated during the development stage	(23,107)	(35,045)

Total stockholders’ equity (deficiency)	37,525,932	(10,357)

Total liabilities and stockholders’ equity (deficiency)	$60,067,306	$502,831

See accompanying notes to financial statements.

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)
CONDENSED STATEMENT OF OPERATIONS

	For the		For the period from
	Three months	Three months	April 20, 2005
	ended	ended	(inception) to
	March 31, 2007	March 31, 2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income	$37,660	$—	$37,660

Formation and operating costs	25,722	5,368	60,767

Net income (loss)	$11,938	$(5,368)	$(23,107)

Weighted average shares outstanding	1,846,667	1,600,000	1,627,989

Net income (loss) per share	$0.01	$(0.00)	$(0.01)

See accompanying notes to financial statements.

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	For the period from April 20, 2005 (inception) to March 31, 2007
				Deficit
				accumulated
				during the	Stockholders’
	Common stock		Additional paid-in	development	equity
	Shares	Amount	capital	stage	(deficiency)
Common shares issued July 18, 2005 at $.0156	1,600,000	$160	$24,840	$—	$25,000

Net loss—2005				$(11,140)	(11,140)

Balance — December 31, 2005	1,600,000	$160	$24,840	$(11,140)	$13,860

Net loss—2006				(23,905)	(23,905)

Redemption — September 15, 2006	(20,000)	(2)	(310)		(312)

Balance — December 31, 2006	1,580,000	$158	$24,530	$(35,045)	$(10,357)

Proceeds of private placement — March 21, 2007			3,200,000		3,200,000

Common shares issued March 28, 2007 @ $10 per share	6,000,000	600	59,999,400		60,000,000

Proceeds subject to possible redemption of 2,099,400 shares			(20,364,180)		(20,364,180)

Expenses of the Offering			(5,311,569)		(5,311,569)

Unaudited:
Net income — January 1 to March 31, 2007				11,938	11,938

Proceeds of Options Sold			100		100

Balance — March 31, 2007	7,580,000	$758	$37,548,281	$(23,107)	$37,525,932

See accompanying notes to financial statements.

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)
CONDENSED STATEMENT OF CASH FLOWS

	For the period from
	April 20, 2005 (Date
	of Inception) to	January 1, 2007 to	January 1, 2006
	March 31, 2007	March 31, 2007	To March 31, 2006
Cash flows from operating activities:

Net income (loss)	$(23,107)	$11,938	$(5,368)

Adjustments to reconcile net loss to net cash used in operating activities:

(Increase) in investment in Trust Account	(33,303)	(33,303)

Increase in accrued income receivable	(9,224)	(9,224)

Increase in deferred taxes	(19,861)	(19,861)

Increase in deferred interest on funds held in trust	12,563	12,563

Changes in accounts payable and accrued expenses	24,631	23,397

Net cash used in operating activities	(48,301)	(14,490)	(5,368)

Cash flows from investing activities
Payment to trust account	(60,002,831)	(60,002,831)

Net cash provided by (used in) financing activities	(60,002,831)	(60,002,831)

Cash flows from financing activities:
Payment of expenses of offering	(3,421,569)	(3,250,009)

Proceeds from sale of common stock	25,000

Proceeds from notes payable — stockholder	250,000	250,000

Proceeds from initial public offering	60,000,000	60,000,000

Proceeds from private placement	3,200,000	3,200,000
Proceeds from sale of option	100	100

Repayment of notes payable — stockholders	—	(187,802)

Payment of deferred offering costs	—		(6,055)

Redemption of stock	(312)

Net cash provided by (used in) financing activities	60,053,219	60,012,289	(6,055)

Net increase (decrease) in cash	2,087	(5,032)	(11,423)

Cash — beginning of period		7,119	86,402

Cash — end of period	$2,087	$2,087	$74,979

Supplemental schedule of non-cash financing activities:

Accrual of deferred offering costs	$1,890,000	$1,890,000

See accompanying notes to financial statements.

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development state)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
December 31, 2006 and March 31, 2007
Basis of Presentation
     The financial statements of Alpha Security Group Corporation (the “Company”) at March 31, 2007, for the three months ended March 31, 2007 and March 31, 2006, and for the period from April 20, 2005 (inception) to March 31, 2007 (cumulative), are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007, and for the period from April 20, 2005 (inception) to March 31, 2007 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.
     The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 3, 2007.
1. Organization, Proposed Business Operations and Summary of Significant Accounting Policies
Nature of Operations
     Alpha Security Group Corporation (the “Company”) was incorporated in the State of Delaware on April 20, 2005 as a blank check company formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the U.S. homeland security or defense industries or a combination thereof.
     At March 31, 2007, the Company had not yet commenced any operations. All activity through March 31, 2007 relates to the Company’s formation, a private placement and the public offering described below. The Company has selected December 31 as its fiscal year-end.
     The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on March 23, 2007. On March 21, 2007, the Company completed a private placement (the “Private Placement”) and received net proceeds of $3,200,000. The Company consummated the Public Offering on March 28, 2007 and received net proceeds of $60,000,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the “Offerings”) (as described in Note 2), although substantially all of the net proceeds of the Offerings (exclusive of working capital) are intended to be generally applied toward consummating a business combination with a target company. As used herein, a “target business” shall include an operating business in the U.S. homeland security or defense industries, or a combination thereof, and a “business combination” shall mean the acquisition by the Company of such a target business. There is no assurance that the Company will be able to effect a business combination successfully.
     Of the proceeds of the Offerings, at March 31, 2007 $60,002,831 is being held in a trust account (“Trust Account”) at JP MorganChase, New York, New York, maintained by American Stock Transfer & Trust Company, the Company’s transfer agent. This amount includes the net proceeds of the Public Offering and the Private Placement (including interest thereon), and $1,800,000 of deferred underwriting compensation fees (the “Discount”) which will be paid to Maxim Group LLC if, and only if, a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash and in full if a business combination is not consummated.

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development state)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
December 31, 2006 and March 31, 2007
1. Organization, Proposed Business Operations and Summary of Significant Accounting Policies (continued)
The funds in the Trust Account will be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a plan of dissolution and liquidation approved by our stockholders. Up to $1,825,000 of interest income on the Trust Account may be used to fund the Company’s working capital including payments for business, legal and accounting, due diligence on prospective acquisitions and continuing general and administrative expenses. Deferred legal fees of $90,000 to be paid to Eiseman Levine Lehrhaupt & Kakoyiannis, P.C., the Company’s legal counsel, within six months of the Public Offering will be paid from the interest income on the Trust Account provided to fund the Company’s working capital.
     The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that public stockholders owning 35% or more of the outstanding stock excluding for this purpose, those persons who were stockholders prior to the Offerings vote against the business combination, the business combination will not be consummated. All of the Company’s stockholders prior to the Offerings, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,580,000 founding shares of common stock in accordance with the vote of the majority-in-interest of all other stockholders of the Company with respect to any business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.
     With respect to the first business combination which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $10 per share plus the pro-rata share of any accrued interest earned on the Trust Account, net of: (i) taxes payable on interest income earned on the Trust Account, State of Delaware franchise taxes, repayment of $250,000 of an additional officer loan made prior to closing of the Public Offering by Steven M. Wasserman (such loan to be repaid within 90 days of the closing of the Public Offering) and (ii) up to $1,825,000 of interest earned on the Trust Account released to the Company to fund its working capital. Accordingly, Public Stockholders holding 34.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In the event that more than 20% of the Public Stockholders exercise their redemption rights, a proportional percentage of the common stock held by the Company’s Initial Stockholders will automatically, and without any further action required by the Company or such stockholders, be forfeited and cancelled upon consummation of the business combination. The percentage of shares forfeited will be equal to the percentage of redemptions above 20% and will be pro rata among the Initial Stockholders on the 1,580,000 shares owned by them.
     The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Trust Account as part of a stockholder-approved plan of dissolution and liquidation in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the Public Offering and the business combination has not yet been consummated within such 18 month period. In the event of such liquidation, the amount in the Trust Account will be distributed to the holders of the shares sold in the Public Offering. The Company’s initial business combination must be for assets or with a target business the fair market value of which is at least equal to 80% of the Company’s net assets at the time of such acquisition

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development state)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
December 31, 2006 and March 31, 2007
1. Organization, Proposed Business Operations and Summary of Significant Accounting Policies (continued)
(exclusive of Maxim Group LLC’s deferred underwriting compensation, including interest thereon, held in the trust account). Steven M. Wasserman, Chief Executive Officer, President and Co-Chairman of the board of directors and Constantinos Tsakiris, a director of the Company, purchased warrants to purchase an aggregate of 3,200,000 shares of common stock in the Private Placement for an aggregate purchase price of $3,200,000 or $1.00 per warrant. The Private Placement warrants are exercisable on the later of (i) the completion of a business combination or (ii) March 23, 2008.
Cash and Cash Equivalents
     The Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents. Such cash and cash equivalents, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.
Income Taxes
     The Company recorded a deferred tax asset of $19,861 and $11,915 at March 31, 2007 and December 31, 2006, respectively, for the tax effect of temporary differences, aggregating $55,531 and $35,045. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, at December 31, 2006, the Company recorded a full valuation allowance. The effective tax rate at December 31, 2006 differs from the statutory rate of 34% due to the increase in the valuation allowance. At March 31, 2007, the deferred tax asset is equal to the income taxes accrued for the quarter then ended, which amount is included in accrued expenses and taxes on the condensed balanced sheet.
Share-Based payments
     The Company accounts for share-based payments in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) as of the date of issuance of the warrants described in Note 2.
Recently issued accounting pronouncements
     On January 1, 2007 the Company adopted FASB issue Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 requires that the impact of a tax position be recognized in the financial statements if it is more likely than not that the tax position will be sustained on tax audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of tax positions that do not meet the “more likely than not” standard, classification of tax assets and liabilities, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 had no effect on our financial condition or results of operations.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject.
     Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Loss per common share
     Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Shares of common stock issuable upon the exercise of options and warrants at March 31, 2007 (9,410,000 shares)

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development state)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
December 31, 2006 and March 31, 2007
1. Organization, Proposed Business Operations and Summary of Significant Accounting Policies (continued)
are excluded from the computation since their effect, for the periods presented, are anti-dilutive.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
2. Public Offering and Private Placement
     On March 28, 2007 the Company sold 6,000,000 units to the public at a price of $10.00 per unit. Each unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of (i) the completion of a business combination with a target business or (ii) March 23, 2008, and expires March 23, 2011. The Warrants will be redeemable by the Company at a price of $0.01 per warrant upon 30 days notice after the Warrants become exercisable, only in the event that the closing price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given.
     On March 21, 2007, Steven M. Wasserman, Chief Executive Officer, President and Co-Chairman of the board of directors and Constantinos Tsakiris, a director, acquired warrants to purchase an aggregate of 3,200,000 shares of common stock from the Company in a Private Placement. The total purchase price for the warrants was $3,200,000 or $1.00 per warrant. The Warrants included in the Private Placement have terms identical to the Warrants included in the Offering.
     Under the terms of the Company’s warrant agreement, no public warrants will be exercisable unless at the time of exercise a registration statement relating to common stock issuable upon exercise of the warrants is effective and current, a prospectus is available for use by the public stockholders and those shares of common stock have been registered or been deemed to be exempt from registration under the securities laws of the state of residence of the holder of the warrants. The holders of the Warrants issued in the Private Placement will be able to exercise their Warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such Warrants is not current.
     In addition, in no event will the registered holders of the Warrants issued in the Public Offering or the Private Placement be entitled to receive a net cash settlement of stock or other consideration in lieu of physical settlement in shares of the Company’s common stock. As such, the Company has determined that the public warrants should be classified in stockholders’ equity in accordance with the guidance of EITF 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.
     The Company will use its best efforts to maintain the effectiveness of the registration statement until the expiration of the Warrants. If the Company is unable to maintain the effectiveness of such registration until the expiration of the Warrants and therefore is unable to deliver registered shares, the Warrants may become worthless.

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development state)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
December 31, 2006 and March 31, 2007
  3. Note payable, stockholder
     The Company issued an unsecured promissory note to Steven Wasserman, a related party, totaling $250,000 on March 28, 2007. The Note does not bear interest and is payable in full ninety days thereafter. Due to the short-term nature of the promissory note, the fair value of the note approximates its carrying value.
  4. Commitments
     The Company has agreed to pay to an affiliated third party, $7,500 a month for 24 months for office space and general and administrative expenses.
     Upon completion of the Public Offering, the Company sold to the representative of the underwriters, for $100, an option to purchase up to a total of 105,000 units. The units issuable upon exercise of this option are identical to those offered in the Public Offering. This option is exercisable at $11.00 per unit commencing after 180 days from March 23, 2007 and expiring March 23, 2012. The 105,000 units (the 105,000 shares of common stock and the 105,000 warrants underlying such units, and the 105,000 shares of common stock underlying such warrants) have been deemed compensation by the National Association of Securities Dealers (“NASD”) and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a 24-month period (including the foregoing 180-day period) following March 23, 2007 (the effective date of the prospectus pertaining to the Public Offering). However, the option may be transferred to any underwriter and selected dealer participating in the Public Offering and their bona fide officers or partners. This represents an amended agreement between the Company and the representative of the underwriters, revising their original agreement which provided for the issuance of an option to purchase 420,000 units with a lock-up period of one-year. The option may expire unexercised and the underlying warrants unredeemed if the Company fails to maintain an effective registration statement covering the units (including the common stock and warrants) issuable upon exercise of the option. There are no circumstances upon which the Company will be required to net cash settle the option.
     The Company has accounted for this purchase option as a cost of raising capital and has included the instrument as equity in its financial statements. Accordingly, there is no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has estimated, based upon a Black Scholes model, that the fair value of the purchase option on the date of sale was approximately $4.46 per unit (a total value of $468,300), using an expected life of five years, volatility of 47.60% and a risk-free rate of 4.75%. The volatility calculation is based on the average volatility of 12 companies in the U.S. homeland security and defense industries during the period from March 14, 2002 to March 15, 2007. Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its unit price, which will depend on a number of factors which cannot be ascertained at this time. The Company used these companies because management believes that the volatility of these companies is a reasonable benchmark to use in estimating the expected volatility for the Company’s units. Although an expected life of five years was used in the calculation, if the Company does not consummate a business combination within the prescribed time period and it liquidates, the option will become worthless.
     The Company has engaged the representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative for bona fide services rendered a cash commission equal to 5% of the exercise price for each warrant exercised more than one year after the effective date of the prospectus if the exercise was solicited by the

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development state)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
December 31, 2006 and March 31, 2007
4. Commitments – (continued)
representative. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:
•	the market price of the underlying shares of common stock is lower than the exercise price;

•	the holder of the warrants has not confirmed in writing that the representative solicited the exercise;

•	the warrants are held in a discretionary account;

•	the warrants are exercised in an unsolicited transaction; or

•	the arrangement to pay the commission is not disclosed in the prospectus provided to warrant holders at the time of exercise
  5. Preferred Stock
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.
  6. Stockholders’ Equity
     On September 8, 2006, the Company redeemed 20,000 shares of its common stock at a price of $0.0125 per share.
     On September 15, 2006, the Company effected a 0.80 for 1 reverse stock split. All share numbers herein reflect this adjustment.
     On January 16, 2007, the Company filed its Third Amended and Restated Certificate of Incorporation with the State of Delaware, reducing its authorized capitalization from 100,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share, to 30,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Such reduction has been given retroactive effect in these financial statements.
     On February 7, 2007, the Company filed its Fourth Amended and Restated Certificate of Incorporation with the State of Delaware, amending the restriction against the Company proceeding with a business combination from disallowing such a transaction if the holders of less than 30% of the number of shares sold in the Public Offering vote against a business combination and subsequently exercise their dissolution rights, increasing such percentage to 35%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” (pages 16-36) in our final prospectus dated March 23, 2007, as amended, relating to the Public Offering, and in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.
Overview
     We were formed on April 20, 2005, to serve as a vehicle to acquire one or more domestic or international operating businesses in the U.S. homeland security or defense industries or a combination thereof, through a merger, capital stock exchange, asset acquisition or other similar business combination. We intend to utilize cash derived from the proceeds of our recently completed public offering and private placement, our capital stock, debt or a combination thereof, in effecting a business combination. The issuance of additional shares of our capital stock:
•	may significantly reduce the equity interest of our stockholders;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.
Similarly, if we issued debt securities, it could result in:
•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that require the satisfaction or maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt securities were payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt securities contained covenants restricting our ability to obtain additional financing while such securities were outstanding.
     On March 21, 2007, we sold to Steven M. Wasserman (500,000 warrants), our Chief Executive Officer, President and Co-Chairman of the board of directors, and Constantinos Tsakiris (2,700,000 warrants), a director, an aggregate of 3,200,000 warrants in a private placement for $1.00 per warrant or aggregate consideration of $3,200,000. The warrants in the private placement have identical terms to the warrants included in the units offered as part of the public offering. On March 28, 2007, we consummated our initial public offering of 6,000,000 units at a purchase price of $10.00 per unit or gross proceeds of $60,000,000. Each unit in the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $7.50 per share. Prior to the closing, Steven M. Wasserman loaned us $250,000 for expenses of the public offering, which loan will be repaid within 90 days of the closing.
     On March 28, 2007, the closing date of our public offering, $60,002,831 was placed in the Trust Account at JP MorganChase New York, New York. This amount includes net proceeds of the public offering of $56,800,000 and the private placement of $3,202,831 including interest thereon. The funds in the Trust Account will be invested until the earlier of (i) consummation of a business combination or (ii) the liquidation of the Trust Account as part of a plan of distribution and liquidation approved by our stockholders.
     In addition to the net proceeds from the sale of the units in this offering and the sale of warrants in our private placement, on the closing date of the public offering the trust account included $1,800,000 of deferred underwriting compensation to be paid to Maxim Group LLC with accrued interest if and only if a business combination is consummated, and $90,000 of deferred legal fees to be paid, without contingency, from interest income earned on the trust account released to us.
     While funds are held in the trust account, they will only be invested in Treasury Bills issued by the United States government having a maturity of 180 days or less or money market funds meeting the criteria under Rule 2a-7 under the 1940 Act. Interest earned will be applied in the following order of priority:
•	payment of taxes on trust account interest income;

•	payment of State of Delaware franchise taxes;

•	repayment of up to $250,000 of an additional officer loan made prior to the closing of this offering by Steven M. Wasserman;

•	our working capital requirements before we complete a business combination and, if necessary, funding the costs of our potential dissolution and liquidation;

•	solely if we complete a business combination, interest on the amount of deferred underwriters’ compensation payable to the underwriters; and

•	the balance, if any, to us if we complete a business combination or to our public stockholders if we do not complete a business combination.
     We believe that the interest income earned on trust account funds in the period before we effect a business combination will be sufficient to fund the costs and expenses relating to our liquidation and dissolution if we do not consummate a business combination.
     We will use substantially all of the net proceeds of the public offering and from the private placement, and interest income earned on the funds in the trust account, to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. Costs and expenses incurred prior to the consummation of a business combination, including those that relate to a business combination that is not consummated, will be paid from the interest earned on funds held in the trust account (to the extent such interest is released to us). To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.
     We believe that the funds available to us from interest income earned on the trust account ($1,825,000) will be sufficient to allow us to operate for at least 24 months or March 2009, assuming that a business combination is not consummated during that time. Over this time period, the following estimated expenditures are anticipated: $400,000 of expenses for legal, accounting and other expenses attendant to the structuring, negotiating and consummation of a business combination, $500,000 of expenses for identification, evaluation and due diligence investigation of a target business, $180,000 for administrative services and support payable to an affiliated third party ($7,500 per month for 24 months), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $150,000 for directors’ and officers’ liability insurance and $495,000 for general working capital that will be used for miscellaneous expenses and reserves, deferred legal fees of $90,000, costs of dissolution and liquidation and reserves, if any, which we currently estimate to be approximately $50,000 to $75,000, potential deposits, down payments or funding of a “no-shop” provision in connection with a particular business combination and key-man insurance.
     We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to consummating a business combination. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account have been invested only in Treasury Bills issued by the United States Government having a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, Given our limited risk in our exposure to Treasury Bills and money market funds, we do not view the interest rate risk to be significant.
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007, was made under the supervision and with the participation of our principal executive officer and principal financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Registration Statement on Form S-1 (pages 16-35) declared effective by the SEC on March 23, 2007, which could materially affect our business, financial condition or future results. The risks described in our Registration Statement on Form S-1 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On March 21, 2007, we sold an aggregate of 3,200,000 warrants in a Private Placement to Steven M. Wasserman (500,000 warrants), our Chief Executive Officer, President and Co-Chairman of our board of directors and Constantinos Tsakiris (2,700,000 warrants), a member of our board of directors. The warrants were sold at a purchase price of $1.00 per warrant. On March 28, 2007, we consummated our initial public offering of 6,000,000 units, each unit consisting of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $7.50. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $60,000,000. Maxim Group LLC acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-127999). The Securities and Exchange Commission declared the registration statement effective on March 23, 2007.
     We incurred a total of $3,780,000 in underwriting discounts and commissions, and $1,531,569 of expenses related to the public offering and private placement.
     After deducting the underwriting discounts and commissions and the offering expenses (excluding $1,800,000 in underwriting discounts, commissions for which the payment was deferred), the total net proceeds to us from the public offering and the private placement was $60,002,831. All of such net proceeds, $60,002,831, is being held in a trust account and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described in this report, subject to deductions from the Trust Account for the following items: (i) taxes payable on interest income earned on the Trust Account, State of Delaware franchise taxes, repayment of $250,000 of an additional officer loan made prior to closing of the Public Offering by Steven M. Wasserman (such loan to be repaid within 90 days of the closing of the Public Offering) and (ii) up to $1,825,000 of interest earned on the Trust Account may be released to us to fund our working capital. The amount in the Trust Account includes $1,800,000 of contingent underwriting compensation which will be paid to the underwriters if a business combination is consummated, but which will be forfeited if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. $187,500 of the proceeds of the Public Offering were used to repay debt to Mr. Wasserman ($137,802.50) and Robert Blaha ($50,000), our Chief Management Officer, Executive Vice President and a director, for loans used to cover expenses related to the public offering and $3,421,569 was used to pay accrued offering costs and fees.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule l3a-14(a) of the Securities Exchange Act, as amended

31.2	Certification of the Chief Financial Officer and (Principal Accounting Officer) pursuant to Rule l3a-14 of the Securities Exchange Act, as amended

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA SECURITY GROUP CORPORATION
May 18, 2007	By:	/s/ Steven M. Wasserman
Steven M. Wasserman
Chief Executive Officer