Form 10-Q
period 2007-06-30
Alpha Security Group CORP
filed 2007-08-20
CIK 1329361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2007.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .
Commission File Number: 001-33354
Alpha Security Group Corporation
(Exact name of registrant as specified in its charter)

Delaware	03-0561397
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
328 West 77th Street
New York, New York 10024
(Address of Principal Executive Offices including Zip Code)
212-877-1588
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
There were 7,580,000 shares of the Registrant’s common stock issued and outstanding as of June 30, 2007.

ALPHA SECURITY GROUP CORPORATION INDEX TO FORM 10-Q

Page No.
Part 1. Financial Information

Item 1. Financial Statements

Condensed Balance Sheets as of June 30, 2007 and December 31, 2006	3

Condensed Statement of Operations for the three and six months ended June 30, 2007 and 2006, and for the period from April 20, 2005 (date of inception) to June 30, 2007	4

Condensed Statement of Stockholders’ Equity for the period from April 20, 2005 (date of inception) to June 30, 2007	5

Condensed Statement of Cash Flows for the six months ended June 30, 2007 and 2006 and from April 20, 2005 (date of inception) to June 30, 2007	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

Part 2. Other Information

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Default Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	19

SIGNATURES

EX-31.1: CERTIFICATION
EX-32.1: CERTIFICATION
EX-31.1: Certification
EX-32.1: Certification

PART I — FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)
Alpha Security Group Corporation
(a corporation in the development stage)
CONDENSED BALANCE SHEET

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets
Cash	$1,344	$7,119
Investment in trust account	60,144,501	—
Prepaid expenses & taxes	66,713	—

Total current assets	60,212,558	7,119
Deferred tax asset	64,891	—
Deferred offering costs	—	495,712

Total assets	$60,277,449	$502,831

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accrued offering costs - principally professional fees	$—	$325,386
Accrued expenses and taxes	40,146	—
Deferred underwriting fees	1,800,000	—
Deferred legal fees	90,000	—
Notes payable - stockholders	250,000	187,802

Total liabilities	2,180,146	513,188

Common stock, subject to possible redemption, 2,099,400 shares, at redemption value of $9.70 per share	20,364,180	—

Commitments

Stockholders’ equity (deficiency)
Preferred stock, $.0001 par value, authorized 1,000,000 shares, none issued

	June 30, 2007	December 31, 2006
	(unaudited)
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 7,580,000 shares, inclusive of 2,099,400 shares subject to possible redemption and 1,580,000 shares at June 30, 2007 and December 31, 2006	758	158
Additional paid-in capital	37,488,281	24,530
Earnings (deficit) accumulated during the development stage	244,084	(35,045)

Total stockholders’ equity (deficiency)	37,733,123	(10,357)

Total liabilities and stockholders’ equity (deficiency)	$60,277,449	$502,831

See accompanying notes to unaudited condensed financial statements.

Alpha Security Group Corporation
(a corporation in the development stage)
CONDENSED STATEMENT OF OPERATIONS
t
					For the period
	For the				from
					April 20, 2005
	Three months ended		Six months ended		(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Formation and operating costs	$(193,394)	$(1,082)	$(219,116)	$(6,451)	$(254,161)

Interest and dividend income	720,902	—	771,125	—	771,125

Net income (loss) before provision for income taxes	527,508	(1,082)	552,009	(6,451)	516,964

Provision for income taxes	(272,880)	—	(272,880)		(272,880)

Net income (loss)	$254,628	$(1,082)	$279,129	$(6,451)	$244,084

Weighted average shares outstanding	7,580,000	1,600,000	4,729,171	1,600,000	2,303,342

Net income (loss) per share	$0.03	$(0.00)	$0.06	$(0.00)	$0.11

See accompanying notes to unaudited condensed financial statements.

Alpha Security Group Corporation
(a corporation in the development stage)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	For the period from April 20, 2005 (inception) to June 30, 2007
				Deficit
				accumulated
			Additional	during the	Stockholders’
	Common stock		paid-in	development	equity
	Shares	Amount	capital	stage	(deficiency)
Common shares issued July 18, 2005 at $.0156	1,600,000	$160	$24,840	$—	$25,000

Net loss - 2005				(11,140)	(11,140)

Balance - December 31, 2005	1,600,000	$160	$24,840	$(11,140)	$13,860

Net loss - 2006				(23,905)	(23,905)
Redemption - September 15, 2006	(20,000)	(2)	(310)		(312)

Balance - December 31, 2006	1,580,000	$158	$24,530	$(35,045)	$(10,357)

Proceeds of private placement - March 21, 2007			3,200,000		3,200,000

Common shares issued March 28, 2007 at $10 per share	6,000,000	600	59,999,400		60,000,000

Proceeds subject to possible redemption			(20,364,180)		(20,364,180)

Expenses of the Offering			(5,311,569)		(5,311,569)

(Unaudited):
Net income - January 1 to June 30, 2007				279,129	279,129
Proceeds of options sold			100		100
Additional costs of offering			(60,000)		(60,000)

Balance - June 30, 2007	7,580,000	$758	$37,488,281	$244,084	$37,733,123

See accompanying notes to unaudited condensed financial statements.

Alpha Security Group Corporation
(a corporation in the development stage)
CONDENSED STATEMENT OF CASH FLOWS

	For the period from
	April 20, 2005	January 1, 2007	January 1, 2006
	(Date of Inception) to	to	to
	June 30, 2007	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$244,084	$279,129	$(6,451)

Adjustments to reconcile net loss to net cash used in operating activities:

Increase in investment in Trust Account	(141,670)	(141,670)	—
Increase in deferred tax asset	(64,891)	(64,891)	—
Increase in prepaid expenses	(66,713)	(66,713)	—
Increase in accounts payable and accrued expenses	40,146	38,912	5,000

Net cash provided by (used in) operating activities	10,956	44,767	(1,451)

Cash flows from investing activities:
Payment to trust account	(60,002,831)	(60,002,831)	—

Net cash (used in) financing activities	(60,002,831)	(60,002,831)	—

Cash flows from financing activities:
Payment of expenses of offering	(3,481,569)	(3,310,009)	—
Proceeds from sale of common stock	25,000	—	—
Proceeds from notes payable - stockholders	437,802	250,000	—
Proceeds from initial public offering	60,000,000	60,000,000	—
Proceeds from private placement	3,200,000	3,200,000	—
Proceeds from sale of option	100	100	—
Repayment of notes payable - stockholders	(187,802)	(187,802)	—
Payment of deferred offering costs	—	—	(11,056)
Redemption of stock	(312)	—	—

Net cash provided by (used in) financing activities	59,993,219	59,952,289	(11,056)

Net increase (decrease) in cash	1,344	(5,775)	(12,507)

Cash - beginning of period	—	7,119	86,402

Cash - end of period	$1,344	$1,344	$73,895

Supplemental schedule of non-cash financing activities:

Accrual of deferred offering costs	$1,890,000	$1,890,000	$—

See accompanying notes to unaudited condensed financial statements.

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007
Basis of Presentation
     The financial statements of Alpha Security Group Corporation (the “Company”) at June 30, 2007 and for the periods ended June 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for the periods then ended. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.
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
     At June 30, 2007, the Company had not yet commenced any operations. All activity through June 30, 2007 relates to the Company’s formation, a private placement and the public offering described below. The Company has selected December 31 as its fiscal year-end.
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

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007
1. Organization, Proposed Business Operations and Summary of Significant Accounting Policies (continued)
     Of the proceeds of the Offerings, at June 30, 2007, $60,002,831 is being held in a trust account (“Trust Account”) at JP MorganChase, New York, New York, maintained by American Stock Transfer & Trust Company, the Company’s transfer agent. This amount includes the net proceeds of the Public Offering and the Private Placement (including interest thereon), and $1,800,000 of deferred underwriting compensation fees (the “Discount”) which will be paid to Maxim Group LLC if, and only if, a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash and in full if a business combination is not consummated.
     The funds in the Trust Account will be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a plan of dissolution and liquidation approved by our stockholders. Up to $1,825,000 of interest income on the Trust Account may be used to fund the Company’s working capital including payments for business, legal and accounting, due diligence on prospective acquisitions and continuing general and administrative expenses. Deferred legal fees of $90,000 to be paid to the Company’s legal counsel, within six months of the Public Offering will be paid from the interest income on the Trust Account provided to fund the Company’s working capital.
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

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007
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
     The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Trust Account as part of a stockholder-approved plan of dissolution and liquidation in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the Public Offering and the business combination has not yet been consummated within such 18 month period. In the event of such liquidation, the amount in the Trust Account will be distributed to the holders of the shares sold in the Public Offering. The Company’s initial business combination must be for assets or with a target business the fair market value of which is at least equal to 80% of the Company’s net assets at the time of such acquisition (exclusive of Maxim Group LLC’s deferred underwriting compensation, including interest thereon, held in the trust account). Steven M. Wasserman, Chief Executive Officer, President and Co-Chairman of the board of directors and Constantinos Tsakiris, a director of the Company, purchased warrants to purchase an aggregate of 3,200,000 shares of common stock in the Private Placement for an aggregate purchase price of $3,200,000 or $1.00 per warrant. The Private Placement warrants are exercisable on the later of (i) the completion of a business combination or (ii) March 23, 2008.
Cash and Cash Equivalents
     The Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents. Such cash and cash equivalents, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.
Income Taxes
     The Company recorded a deferred tax asset of $87,413 and $11,915 at June 30, 2007 and December 31, 2006, respectively, for the tax effect of temporary differences, aggregating $190,855 and $35,045. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company recorded a valuation allowance of $22,522 and $11,915 at June 30, 2007 and December 31, 2006 respectively. The effective tax rate differs from the statutory rate of 34% due to the effect of state and local income taxes.
Share-Based payments
     The Company accounts for share-based payments in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) as of the date of issuance of the warrants described in Note 2.

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007
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
Income (Loss) per common share
     Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Shares of common stock issuable upon the exercise of options and warrants at June 30, 2007 (9,410,000 shares) are excluded from the computation since their effect, for the periods presented, are anti-dilutive.
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
2. Public Offering and Private Placement
     On March 28, 2007 the Company sold 6,000,000 units to the public at a price of $10.00 per unit. Each unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of (i) the completion of a business combination with a target business or (ii) March 23, 2008, and expires March 23, 2011. The Warrants will be redeemable by the Company at a price of $0.01 per warrant upon 30 days notice after the Warrants become exercisable, only in the event that the closing price of the common stock is at least

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007
2. Public Offering and Private Placement (continued)
$14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.
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
     Upon completion of the Public Offering, the Company sold to the representative of the underwriters, for $100, an option to purchase up to a total of 105,000 units. The units issuable upon

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007
4. Commitments (continued)
exercise of this option are identical to those offered in the Public Offering. This option is exercisable at $11.00 per unit commencing after 180 days from March 23, 2007 and expiring March 23, 2012. The 105,000 units (the 105,000 shares of common stock and the 105,000 warrants underlying such units, and the 105,000 shares of common stock underlying such warrants) have been deemed compensation by the National Association of Securities Dealers (“NASD”) and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a 24-month period (including the foregoing 180-day period) following March 23, 2007 (the effective date of the prospectus pertaining to the Public Offering). However, the option may be transferred to any underwriter and selected dealer participating in the Public Offering and their bona fide officers or partners. This represents an amended agreement between the Company and the representative of the underwriters, revising their original agreement which provided for the issuance of an option to purchase 420,000 units with a lock-up period of one-year. The option may expire unexercised and the underlying warrants unredeemed if the Company fails to maintain an effective registration statement covering the units (including the common stock and warrants) issuable upon exercise of the option. There are no circumstances upon which the Company will be required to net cash settle the option.
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
     The Company has engaged the representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative for bona fide services rendered a cash commission equal to 5% of the exercise price for each warrant exercised more than one year after the effective date of the prospectus if the exercise was solicited by the representative. In addition to soliciting, either orally

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007
4. Commitments (continued)
or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:
•	the market price of the underlying shares of common stock is lower than the exercise price;

•	the holder of the warrants has not confirmed in writing that the representative solicited the exercise;

•	the warrants are held in a discretionary account;

•	the warrants are exercised in an unsolicited transaction; or

•	the arrangement to pay the commission is not disclosed in the prospectus provided to warrant holders at the time of exercise.
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
     On February 7, 2007, the Company filed its Fourth Amended and Restated Certificate of Incorporation with the State of Delaware to amend the restriction against the Company proceeding with a business combination from disallowing such a transaction if the holders of less than 30% of the number of shares sold in the Public Offering vote against a business combination and subsequently exercise their dissolution rights by increasing such percentage to 35%.

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

Results of operations for the three-month period ended June 30, 2007
          We reported net income of $254,628 for the three-month period ended June 30, 2007. Net income consisted of interest income of $720,902 reduced by $193,394 of operating expenses. Operating expenses of $193,394 consisted of consulting and professional fees of $71,058, insurance expense of $15,062, travel expense of $47,505, Delaware franchise fees of $15,333 and other operating costs of $44,436.
          The trust account earned interest of $720,902 during the three months ended June 30, 2007, none of which is attributable to common stock subject to possible redemption.
          Until we enter into a business combination, we will not generate operating revenues. We had no funds in trust as of June 30, 2006.
          For the three months ended June 30, 2006, we incurred operating expenses of $1,082 which consisted of formation costs.
Results of operations for the six-month period ended June 30, 2007
          We reported net income of $279,129 for the six-month period ended June 30, 2007. Net income consisted of interest income of $771,125 reduced by $219,116 of operating expenses. Operating expenses of $219,116 consisted of consulting and professional fees of $74,276, insurance expense of $15,062, travel expense of $60,014, Delaware franchise fees of $26,000 and other operating costs of $43,764.
          The trust account earned interest of $766,260, during the six months ended June 30, 2007, none of which is attributable to common stock subject to possible redemption.
          Until we enter into a business combination, we will not generate operating revenues. We had no funds in trust as of June 30, 2006.
          For the six months ended June 30, 2006, we incurred operating expenses of $6,451, which consisted of formation costs.
Liquidity and Capital Resources
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
          On March 28, 2007, the closing date of our public offering, $60,002,831 was placed in the Trust Account at JP Morgan Chase New York, New York. This amount includes net proceeds of the public offering of $56,800,000 and the private placement of $3,202,831 including interest thereon. The funds in the Trust Account will be invested until the earlier of (i) the consummation of a business combination or (ii) the liquidation of the Trust Account as part of a plan of distribution and liquidation approved by our stockholders.
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
     In addition to the above described allocation of interest accrued on the trust account, at June 30, 2007, we had funds aggregating $1,344 held outside of the trust account.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account have been invested only in Treasury Bills issued by the United States Government having a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to Treasury Bills and money market funds, we do not view the interest rate risk to be significant.
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007, was made under the supervision and with the participation of our principal executive officer and principal financial officer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We incurred a total of $3,780,000 in underwriting discounts and commissions, and $1,591,569 of expenses related to the public offering and private placement.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA SECURITY GROUP CORPORATION

August 20, 2007	By: /s/ Steven M. Wasserman
Steven M. Wasserman
Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)