Form 10-Q
period 2007-09-30
Alpha Security Group CORP
filed 2007-11-14
CIK 1329361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                      .
Commission File Number: 001-33354
Alpha Security Group Corp.
(Exact name of registrant as specified in its charter)

Delaware	03-0561397
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No  ☐
There were 7,580,000 shares of the Registrant’s common stock issued and outstanding as of September 30, 2007.

ALPHA SECURITY GROUP CORPORATION INDEX TO FORM 10-Q
INDEX

Page No.
Part 1. Financial Information

Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2007 and December 31, 2006	3

Condensed Statement of Operations for the three and nine months ended September 30, 2007 and 2006, and for the period from April 20, 2005 (date of inception) to September 30, 2007	4

Condensed Statement of Stockholders’ Equity for the period from April 20, 2005 (date of inception) to September 30, 2007	5

Condensed Statement of Cash Flows for the nine months ended September 30, 2007 and 2006 and from April 20, 2005 (date of inception) to September 30, 2007	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	16

Part 2. Other Information

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Default Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	18

SIGNATURES

EX-31.1: CERTIFICATION
EX-32.1: CERTIFICATION

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)
CONDENSED BALANCE SHEET

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Current Assets
Cash	$96,764	$7,119
Investment in trust account	60,231,096	—
Prepaid expenses & taxes	42,262	—

Total current assets	60,370,122	7,119
Deferred tax asset	104,656	—
Property & equipment, net of depreciation	4,116
Deferred offering costs	—	495,712

Total assets	$60,478,894	$502,831

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accrued offering costs — principally professional fees	$—	$325,386
Accrued expenses and taxes	56,058	—
Deferred underwriting fees	1,800,000	—
Notes payable — stockholders	250,000	187,802

Total liabilities	2,106,058	513,188

Common stock, subject to possible redemption, 2,099,400 shares, at redemption value of $9.70 per share	20,364,180	—

Commitments

Stockholders’ equity (deficiency)
Preferred stock, $.0001 par value, authorized 1,000,000 shares, none issued
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 7,580,000 shares, inclusive of 2,099,400 shares subject to possible redemption and 1,580,000 shares at September 30, 2007 and December 31, 2006	758	158
Additional paid-in capital	37,488,281	24,530
Earnings (deficit) accumulated during the development stage	519,617	(35,045)

Total stockholders’ equity (deficiency)	38,008,656	(10,357)

Total liabilities and stockholders’ equity (deficiency)	$60,478,894	$502,831

See accompanying notes to condensed financial statements.

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)
CONDENSED STATEMENT OF OPERATIONS

	For the				For the period from
					April 20, 2005
	Three months ended		Nine months ended		(inception) to
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Formation and operating costs	$(134,204)	$(5,517)	$(353,319)	$(11,968)	$(388,364)
Interest and dividend income	663,210	—	1,434,335	—	1,434,335

Net income (loss) before provision for income taxes	529,006	(5,517)	1,081,016	(11,968)	1,045,971
Provision for income taxes	(253,474)	—	(526,354)		(526,354)

Net income (loss)	$275,532	$(5,517)	$554,662	$(11,968)	$519,617

Weighted average shares outstanding	7,580,000	1,595,000	5,689,890	1,598,315	2,846,353

Net income (loss) per share	$0.04	$(0.00)	$0.10	$(0.01)	$0.18

See accompanying notes to condensed financial statements.

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	For the period from April 20, 2005 (inception) to September 30, 2007
				Deficit accumulated
	Common stock		Additional paid-in	during the	Stockholders’
	Shares	Amount	capital	development stage	equity (deficiency)
Common shares issued July 18, 2005 at $.0156	1,600,000	$160	$24,840	$—	$25,000
Net loss — 2005				(11,140)	(11,140)

Balance — December 31, 2005	1,600,000	$160	$24,840	$(11,140)	$13,860

Net loss — 2006				(23,905)	(23,905)
Redemption — September 15, 2006	(20,000)	(2)	(310)		(312)

Balance — December 31, 2006	1,580,000	$158	$24,530	$(35,045)	$(10,357)
Proceeds of private placement — March 21, 2007			3,200,000		3,200,000
Common shares issued March 28, 2007 at $10 per share	6,000,000	600	59,999,400		60,000,000
Proceeds subject to possible redemption			(20,364,180)		(20,364,180)
Expenses of the Offering			(5,311,569)		(5,311,569)

(Unaudited):
Net income — January 1 to September 30, 2007				554,662	554,662
Proceeds of options sold			100		100
Additional costs of offering			(60,000)		(60,000)

Balance — September 30, 2007	7,580,000	$758	$37,488,281	$519,617	$38,008,656

See accompanying notes to condensed financial statements.

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)
CONDENSED STATEMENT OF CASH FLOWS

	For the period from
	April 20, 2005	January 1, 2007	January 1, 2006
	(Date of Inception) to	to	to
	September 30, 2007	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$519,617	$554,662	$(11,968)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation	54	54

Increase in investment in Trust Account	(228,265)	(228,265)	—
Increase in deferred tax asset	(104,656)	(104,656)	—
Increase in prepaid expenses	(42,262)	(42,262)	—
Increase in accounts payable and accrued expenses	56,058	54,824	51,709

Net cash provided by (used in) operating activities	200,546	234,357	39,741

Cash flows from investing activities
Payment to trust account	(60,002,831)	(60,002,831)
Purchase of equipment	(4,170)	(4,170)	—

Net cash (used in) financing activities	(60,007,001)	(60,007,001)	—

Cash flows from financing activities:
Payment of expenses of offering	(3,571,569)	(3,400,009)	—
Proceeds from sale of common stock	25,000	—	—
Proceeds from notes payable — stockholder	250,000	250,000	—
Proceeds from initial public offering	60,000,000	60,000,000	—
Proceeds from private placement	3,200,000	3,200,000	—
Proceeds from sale of option	100	100	—
Repayment of notes payable — stockholders	—	(187,802)	—
Payment of deferred offering costs	—	—	(86,514)
Redemption of stock	(312)	—	(312)

Net cash provided by (used in) financing activities	59,903,219	59,862,289	(86,826)

Net increase (decrease) in cash	96,764	89,645	(47,085)

Cash — beginning of period	—	7,119	86,402

Cash — end of period	$96,764	$96,764	$39,317

Supplemental schedule of cash flow information

Cash paid for income taxes	$639,971	$639,971	$—

Supplemental schedule of non-cash financing activities:

Accrual of deferred offering costs	$1,800,000	$1,800,000	$—

See accompanying notes to condensed financial statements.

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007
Basis of Presentation
     The financial statements of Alpha Security Group Corporation (the “Company”) at September 30, 2007 and for the period ended September 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of its operations and its cash flows for the periods then ended. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.
     The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Form 8-K’s, as filed with the U.S. Securities and Exchange Commission on April 3, 2007
1. Organization, Proposed Business Operations and Summary of Significant Accounting Policies
Nature of Operations
     Alpha Security Group Corporation (the “Company”) was incorporated in the State of Delaware on April 20, 2005 as a blank check company formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the U.S. homeland security or defense industries or a combination thereof.
     At September 30, 2007, the Company had not yet commenced any operations. All activity through September 30, 2007 relates to the Company’s formation, a private placement and the public offering described below. The Company has selected December 31 as its fiscal year-end.
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
     Of the proceeds of the Offerings, at September 30, 2007, $60,002,831 is being held in a trust account (“Trust Account”) at JP MorganChase, New York, New York, maintained by American Stock Transfer & Trust Company, the Company’s transfer agent. This amount includes the net proceeds of the Public Offering and the Private Placement (including interest thereon), and $1,800,000 of deferred underwriting compensation fees (the “Discount”) which will be paid to Maxim Group LLC if, and only if, a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash and in full if a business combination is not consummated.

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007
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
     With respect to the first business combination which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $10 per share plus the pro-rata share of any accrued interest earned on the Trust Account, net of: (i) taxes payable on interest income earned on the Trust Account, State of Delaware franchise taxes, repayment of $250,000 of an additional officer loan made prior to closing of the Public Offering by Steven M. Wasserman (such loan was to be repaid within 90 days of the closing of the Public Offering, but has not been repaid through September 30, 2007) and (ii) up to $1,825,000 of interest earned on the Trust Account released to the Company to fund its working capital. Accordingly, Public Stockholders holding 34.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In the event that more than 20% of the Public Stockholders exercise their redemption rights, a proportional percentage of the common stock held by the Company’s Initial Stockholders will automatically, and without any further action required by the Company or such stockholders, be forfeited and cancelled upon consummation of the business combination. The percentage of shares forfeited will be equal to the percentage of redemptions above 20% and will be pro rata among the Initial Stockholders on the 1,580,000 shares owned by them.
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
September 30, 2007
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
Income Taxes
     The Company recorded a deferred tax asset of $134,204 and $11,915 at September 30, 2007 and December 31, 2006, respectively, for the tax effect of temporary differences, aggregating $307,811 and $35,045. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company recorded a valuation allowance of $29,548 and $11,915 at September 30, 2007 and December 31, 2006 respectively. The effective tax rate differs from the statutory rate of 34% due to the effect of state and local income taxes.
Share-Based payments
     The Company accounts for share-based payments in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) as of the date of issuance of the warrants described in Note 2.
Recently issued accounting pronouncements
     On January 1, 2007 the Company adopted FASB issue Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 requires that the impact of a tax position be recognized in the financial statements if it is more likely than not that the tax position will be sustained on tax audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of tax positions that do not meet the “more likely than not” standard, classification of tax assets and liabilities, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 had no effect on our financial condition or results of operations since the company has not identified any uncertain tax positions.
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
Income (Loss) per common share
     Income (Loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Shares of common stock issuable upon the exercise of options and warrants at September 30, 2007 (9,410,000 shares) are excluded from the computation since such options and warrants are contingently exercisable.

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007
1. Organization, Proposed Business Operations and Summary of Significant Accounting Policies (continued).
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
     The Company will use its best efforts to maintain the effectiveness of the registration statement until the expiration of the Warrants. If the Company is unable to maintain the effectiveness of such registration until the expiration of the Warrants and therefore is unable to deliver registered shares, the Warrants may become worthless

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007
3. Note payable, stockholder
     The Company issued an unsecured promissory note to Steven Wasserman, a related party, totaling $250,000 on March 28, 2007. The Note does not bear interest and was to be repaid in full ninety days thereafter and such repayment has not been made. Due to the short-term nature of the promissory note, the fair value of the note approximates its carrying value.
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
     The Company has engaged the representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative for bona fide services rendered a cash commission equal to 5% of the exercise price for each warrant exercised more than one year after the effective date of the prospectus if the exercise was solicited by the

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007
4. Commitments — (continued)
representative. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:
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
Results of operations for the three-month period ended September 30, 2007
          We reported net income of $275,532 for the three-month period ended September 30, 2007. Net income consisted of interest income of $663,210 reduced by of $134,204 of operating expenses, Operating expenses of $134,204 consisted of consulting and professional fees of $36,650, insurance expense of $16,113, travel expense of $26,606, Delaware franchise fees of $15,501 and other operating costs of $39,334.

          The trust account earned interest of $663,210 during the three months ended September 30, 2007, none of which is attributable to common stock subject to possible redemption.
          Until we enter into a business combination, we will not generate operating revenues. We had no funds in trust as of September 30, 2006.
          For the three months ended September 30, 2006, we incurred operating expenses of $5,517 which consisted of formation costs.
  Results of operations for the nine-month period ended September 30, 2007
          We reported net income of $554,662 for the nine-month period ended September 30, 2007. Net income consisted of interest income of $1,434,335 reduced by $353,319 of operating expenses. Operating expenses of $353,319 consisted of consulting and professional fees of $100,363, insurance expense of $31,174, travel expense of $86,620, Delaware franchise fees of $41,387 and other operating costs of $93,775.
          The trust account earned interest of $1,429,470, during the nine months ended September 30, 2007, none of which is attributable to common stock subject to possible redemption.
          Until we enter into a business combination, we will not generate operating revenues. We had no funds in trust as of September 30, 2006.
          For the nine months ended September 30, 2006, we incurred operating expenses of $11,968, which consisted of formation costs.
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
     In addition to the above described allocation of interest accrued on the trust account, at September 30, 2007, we had funds aggregating $96,764 held outside of the trust account.
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
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007, was made under the supervision and with the participation of our principal executive officer and principal financial officer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ALPHA SECURITY GROUP CORPORATION

November 14, 2007	By: /s/ Steven M. Wasserman
Steven M. Wasserman
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)