Form 10-K
period 2007-12-31
Alpha Security Group CORP
filed 2008-04-15
CIK 1329361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No.: 001-33354

ALPHA SECURITY GROUP CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	03-0561397
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

328 West 77th Street, New York, New York 10024
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: 212-877-1588

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The American Stock Exchange
Common Stock Purchase Warrants	The American Stock Exchange
Units consisting of one share of Common Stock	The American Stock Exchange
and one Common Stock Purchase Warrant

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $56,460,000 (based upon the closing price of Issuer’s Common Stock, $.0001 par value, as of April 11, 2008).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 7,580,000 at April 11, 2008.

Documents incorporated by reference: None

Item 1.	Business

Introduction

We were formed on April 20, 2005 as a Delaware blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the U.S. homeland security or defense industries or a combination thereof.

On March 28, 2007, we consummated our initial public offering of 6,000,000 units. Each unit consists of one share of common stock, $.0001 par value per share, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $7.50 commencing the later of (i) the completion of a business combination with a target business or (ii) March 23, 2008, and expires March 23, 2011. Our common stock and warrants started trading separately as of June 14, 2007. Prior to the consummation of our initial public offering, on March 21, 2007, we completed a private placement of 3,200,000 warrants to Steven M. Wasserman, Chief Executive Officer, Chief Financial Officer, President and Co-Chairman of the board of directors and Constantinos Tsakiris, a former director of the Company and received gross proceeds of $3,200,000.

The net proceeds from the sale of our units and the private placement of warrants after deducting certain offering expenses of approximately $5,371,569 were approximately $57,828,431. Because payment of a portion of underwriting and other costs was deferred, $60,002,831 was placed in the trust account established in connection with our initial public offering. $1,825,000 in interest earned on the funds in the trust account, are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

We are focused on a business combination in the U.S. homeland security or defense industries, or a combination thereof, which includes, among others, the following sectors:

•	nuclear and radiological prevention;

•	ground transport security;

•	aviation security;

•	port and maritime security;

•	border security;

•	physical infrastructure protection;

•	cyber security;

•	emergency and disaster preparedness and response;

•	bioterrorism prevention;

•	counterterrorism and law enforcement;

•	domestic and foreign intelligence;

•	information technology solutions, systems engineering and operation, management and support services to the U.S. Department of Defense and other U.S. government agencies; and

•	support services related to defense for the various U.S. national laboratories.

Pursuant to our amended and restated certificate of incorporation, the initial business combination must be a transaction with one or more operating businesses in which the collective fair market value of the target business, at the time of the business combination, is at least 80% of our net assets at the time of the business combination. Our initial business combination may involve the simultaneous acquisition or merger of more than one target business.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds from our initial public offering and the private placement are intended to be generally applied toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. We intend to seek a business combination from among private businesses, corporate divestitures, and portfolio companies of private equity funds. We believe that the background and track record of our management team positions us to identify target acquisitions and to effect a business combination. In seeking a business combination we will consider the following sources:

•
Private Companies.   Owners of privately-held companies seeking liquidity or financing for additional growth opportunities are often interested in a sale to or a merger with a well-capitalized public company.

•
Corporate Divestitures.   Corporate divestitures continue to represent an opportunity to acquire operating divisions or subsidiaries from companies that embark on transformation plans and seek to divest non-core assets.

•
Portfolio Companies of Private Equity Funds.   Private equity funds generally have finite lives and must seek exit transactions for their portfolio companies in order to liquidate and/or distribute the fund assets to their limited partners following a predetermined term (which may include extensions).

Our business strategy

Our management has substantially unrestricted flexibility in identifying and selecting a prospective target business. While we have not established specific attributes or criteria for prospective target businesses we believe the following factors to be important in evaluating prospects. However, we may decide to enter into a business combination with a target business or businesses that do not meet some or all of these criteria and guidelines.

•
Positive and reliable cash flow.   We will generally seek to acquire established companies with a history of positive and reliable cash flow (earnings before interest, taxes, depreciation and amortization). We generally intend to avoid business start-ups and companies that we perceive as having significant technology risk or speculative business profiles. We also intend to focus on companies where there are opportunities for substantial growth, either organically or through acquisitions, and where such growth allows for enhanced profit margins through economies of scale.

•
Experienced management team.   We believe that experienced and seasoned management that has been tested and proven through one or more complete business cycles constitutes an important determinant for success. Accordingly, we will weigh the quality and caliber of management as well as its depth as an important criterion in our evaluation of target business opportunities.

•
Competitive position in industry.   We will seek to evaluate the strengths and weaknesses of target businesses, particularly with respect to their competitive position in the marketplace. In seeking to determine the competitive advantages of a business, we will consider product quality, customer loyalty, market share, brand strength, switching costs (both for customers and suppliers), intellectual property protection and other intangible assets as well as the customary financial measures such as growth, profitability and capitalization. We will favor businesses that are market share leaders within their respective industries and those that are positioned for growth. In addition, in evaluating competitive advantages, we will seek to ascertain and confirm their sustainability.

Target industry

Subject to the limitations that the initial business combination must be a transaction with one or more operating businesses and in which the collective fair market value of the target business or businesses is at least 80% of our net assets at the time of the business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate having its primary operations in the U.S. homeland security or defense industries or a combination thereof.

We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Effect of government regulations

Our target business will likely have to comply with and will be affected by laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how it does business with its customers and may impose added costs on its business. For example, our target business or parties with which it does business will likely be subject to the Federal Acquisition Regulations and all supplements (including those issued by the Department of Homeland Security and the Department of Defense), which comprehensively regulate the formation, administration and performance of federal government contracts, and to the Truth-in-Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations. In addition, our target business or parties with which it does business will likely be subject to industrial security regulations of Department of Defense and other federal agencies that are designed to safeguard against foreigners access to classified information. Our target business may also be liable for systems and services failures and security breaks with respect to the solutions, services, products, or other applications it sells to the government. If our target business was to come under foreign ownership, control or influence, its federal government customers could terminate or decide not to renew their contracts, and it could impair the ability of our target business to obtain new contracts. The government may reform its procurement practices or adopt new contracting rules and regulations, including cost-accounting standards, that could be costly to satisfy or that could impair the ability of our target business to obtain new contracts.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our executive officer and directors, as well as their affiliates, may also bring to our attention target business candidates. In no event, however, will we pay any of our existing executive officer or directors or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

In evaluating a prospective target business, our management will consider, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry into other industries;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. We will not pay any finders or consulting fees to our existing officer and directors, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair market value of business combination

The initial target business or businesses that we acquire must have a collective fair market value equal to at least 80% of our net assets at the time of such acquisition (exclusive of the deferred underwriting compensation, including interest thereon held in the trust account). In the event we acquire less than 100% of the stock of a target business, for purposes of determining whether the acquisition is equal to or greater than 80% of our net assets, we will multiply our post-transaction ownership percentage times 100% of the fair market value of the target business as determined by our board of directors. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount considerably greater than 80% of our net assets at the time of acquisition. We have not had any preliminary discussions, or made any agreements or arrangements, with respect to financing arrangements with any third party. The fair market value of any such business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value because generally accepted valuation standards would not adequately reflect fair market value of the target business, such as valuation of intangible assets, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. However, we will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value. We expect that any such opinion will be included in our proxy soliciting materials furnished to our stockholders in connection with a business combination, and that such independent investment banking firm will be a consenting expert.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is possible that we will have the ability to effect only a single business combination. Accordingly, the prospects for our ability to execute any potential business plan may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Additionally, since it is possible that our business combination may entail the simultaneous acquisitions of several assets or operating businesses at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their assets or closely related businesses is contingent upon the simultaneous closings of the other acquisitions.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of prospective target businesses when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’s management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our officers and directors, if any, in the target businesses cannot presently be stated with any certainty. While it is possible that one or more of our officers and directors will remain associated with us in some capacity following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business acquired.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of a business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and certain required financial information regarding the business.

In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to the public offering in accordance with the majority of the shares of common stock voted by the public stockholders. In addition, our initial stockholders have agreed to vote any shares of common stock acquired in or following our initial public offering in favor of the business combination submitted to our stockholders for approval. Accordingly, they will not be able to exercise redemption rights with respect to a potential business combination. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 35% of the shares sold in the public offering exercise their redemption rights. Voting against the business combination alone will not result in redemption of a stockholder’s shares into a pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described below.

Redemption rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to $10.00 per share (plus a portion of the interest earned), but net of: (i) taxes payable on interest earned on the trust account, State of Delaware franchise taxes, repayment of $250,000 of an additional officer loan made prior to closing of the public offering by Steven M. Wasserman (such loan was to be repaid within 90 days of the closing of the public offering, but has not been repaid through December 31, 2007) and (ii) up to $1,825,000 of interest income released to us to fund our working capital and dissolution and liquidation expenses if we fail to consummate a business combination. Any determination of the portion of interest payable to public stockholders redeeming their common stock shall be made on a pro-rata basis, in relation to all the public stockholders through the date of redemption. An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. Public stockholders will not be required to tender their shares in connection with the exercise of their redemption rights. Public stockholders who exercise their redemption rights will receive their redemption amount upon consummation of a business combination and we will cancel their shares at that time. It is anticipated that the funds to be distributed to stockholders entitled to redeem their shares who elect redemption will be distributed promptly after completion of a business combination. Public stockholders who redeem their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 35% or more of the shares sold in the initial public offering, exercise their redemption rights. Even if less than 35% of the stockholders exercise their redemption rights, we may be unable to consummate a business combination if such redemption leaves us with funds less than a fair market value equal to 80% of the amount in the trust account (exclusive of the deferred underwriting compensation, including interest thereon, held in the trust account) at the time of such acquisition, which amount is required as a condition to the consummation of our initial business combination, and we may be forced to find additional financing to consummate such a business combination, consummate a different business combination or liquidate. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us. The securities issued in the private placement do not have redemption rights. Investors who choose to remain as stockholders and do not exercise their redemption rights will be effectively diluted as the number of public shares decreases (thereby decreasing the total number of shares outstanding) and the number of shares held by our initial stockholders remains the same.

In the event that more than 20% of the public stockholders exercise their redemption rights, a proportional percentage of the shares of common stock held by our initial stockholders will automatically, and without any further action required by us or such stockholders, be forfeited and cancelled upon consummation of the business combination. The percentage of shares forfeited will be equal to the percentage of redemptions above 20% and will be pro rata among the initial stockholders based on the 1,580,000 shares owned by them. For example, if 20% or fewer of the public stockholders exercise their redemption rights, no shares will be forfeited. If 34.99% of the public stockholders exercise their redemption rights, 14.99% of the initial stockholder shares will be forfeited.

Plan of dissolution and liquidation if no business combination

Pursuant to the terms of the trust agreement between us and American Stock Transfer and Trust Company, and only as part of any plan of dissolution and liquidation if we do not complete a business combination within 18 months after the consummation of the public offering, or within 24 months if the extension criteria described below have been satisfied, we will dissolve and promptly liquidate and distribute only to our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest but net of: (i) taxes payable on interest income earned on the trust account, State of Delaware franchise taxes, repayment of $250,000 of an additional officer loan made prior to closing of the public offering by Steven M. Wasserman (such loan was to be repaid within 90 days of the closing of the public offering, but has not been repaid through December 31, 2007) and (ii) up to $1,825,000 of interest income released to us to fund our working capital and dissolution and liquidation expenses if we fail to consummate a business combination.

In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our board has agreed to dissolve after the expiration of those time periods (assuming that there has been no business combination consummated), and furthermore, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. Immediately upon the approval by our stockholders of our plan of dissolution and liquidation, we will liquidate our trust account to our public stockholders. Our initial stockholders have waived their rights to participate in any liquidation of our trust account in connection with our dissolution with respect to shares of common stock owned by them immediately prior to the public offering and to vote their shares of common stock in favor of any plan of dissolution and distribution which we will submit to a vote of our stockholders. Upon the liquidation of our trust account as part of our dissolution, Maxim Group LLC has agreed to waive any right it may have to the $1,800,000, plus interest thereon, of deferred underwriting discount currently being held in the trust account. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of dissolution from our remaining interest earned on funds in the trust account that has been released to us to fund our working capital.

If we are unable to consummate a business combination and we expend all of the interest income on the trust account released to us to fund our working capital, without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price to holders of the 6,000,000 shares entitled to participate in liquidation distributions to be equal to the $10.00 per unit offering price. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. In such event, we cannot assure you that the actual per-share liquidation price will not be less than $10.00, including interest (net of taxes payable on income earned on the trust account, State of Delaware franchise taxes and repayment of $250,000 of an additional officer loan made prior to closing of the public offering by Steven M. Wasserman (such loan was to be repaid within 90 days of the closing of the public offering, but has not been repaid through December 31, 2007)), due to claims of creditors (including costs and expenses incurred in connection with our plan of dissolution and liquidation currently estimated at approximately $50,000 to $75,000). Although we will seek to have all vendors, target businesses, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Steven M. Wasserman, our Chief Executive Officer, Chief Financial Officer, President and Co-Chairman of our board of directors and Robert B. Blaha, our Chief Management Officer, Executive Vice President and a director, have agreed pursuant to agreements with us and Maxim Group LLC that they will indemnify and hold us harmless against any and all loss, liability, claims, damages and expense to which we may become subject as a result of any claim by any target business, prospective target business or any vendor or other entity owed money by us for services rendered or products sold to us or the claims of any target business or prospective target business, but only to the extent necessary to ensure that the amount in the trust account is not reduced by such loss, liability, claim, damage or expense, and provided that and to the extent that (with the approval of our Chief Executive Officer and the vote or written consent of no less than a majority of our board of directors, including all our non-independent directors) we have elected to forego obtaining valid and enforceable waivers from such third parties. Based on information we have obtained from such individuals, we currently believe that such persons are of substantial means and capable of funding a shortfall in our trust account even though we have not asked them to reserve for such an eventuality. We cannot assure you, however, that they would be able to satisfy those obligations. Accordingly, we cannot assure you that the actual per-share liquidation value receivable by our public stockholders will not be less than $10.00 per share, plus interest (net of taxes payable on interest earned on the trust account, State of Delaware franchise taxes and repayment of $250,000 of an additional officer loan made prior to closing of the public offering by Steven M. Wasserman (such loan was to be repaid within 90 days of the closing of the public offering, but has not been repaid through December 31, 2007)), due to claims of creditors. In the event of approval of a plan of dissolution and liquidation, we would remain obligated to enforce the above referenced indemnification agreements with our executive officers.

We believe the likelihood of our executive officers, Mr. Wasserman and Mr. Blaha, having to indemnify the trust account is limited because we will endeavor to have all vendors, target businesses and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. The indemnification provisions are set forth in the insider letters, executed by Mr. Wasserman and Mr. Blaha. The insider letters provide that in the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a target business, prospective target business, vendor or other creditor, the indemnification will not be available. In the event that the board recommends and our stockholders approve a plan of dissolution and liquidation where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for such claims made by creditors. We also will have access to any funds released to us to fund working capital requirements with which to pay any such potential claims (including costs and expenses incurred in connection with our plan of dissolution and liquidation currently estimated at approximately $50,000 to $75,000).

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

We will dissolve and liquidate our trust account to our public stockholders if we do not complete a business combination within 18 months after the consummation of the public offering (or within 24 months after the consummation of the public offering if certain extension criteria are satisfied). Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, we will seek stockholder approval to liquidate our trust account to our public stockholders as soon as reasonably possible as part of our plan of dissolution and distribution and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Pursuant to, among other documents, our amended and restated certificate of incorporation, if we do not complete a business combination within 18 months after the consummation of the public offering, or within 24 months after the consummation of the public offering if the extension criteria described below have been satisfied, our purpose and powers will be limited to dissolving, liquidating and winding up. We view this obligation to dissolve and liquidate as an obligation to our stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account, inclusive of any interest. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares and have also agreed to vote in favor of any plan of dissolution and liquidation which we will present to our stockholders for vote. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of dissolution and liquidation from our remaining interest earned on funds in the trust account that has been released to us to fund our working capital.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of the public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to consummate a transaction within 24 months following the consummation of the public offering our purpose and powers will be limited to dissolving, liquidating and winding up. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our plan of dissolution and liquidation. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to redeem their respective shares into cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account. Voting against the business combination alone will not result in redemption of a stockholder’s shares into a pro rata share of the trust account. Such stockholder must have also exercised the redemption rights described above.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will make liquidating distributions to our stockholders as soon as reasonably possible as part of our plan of dissolution and liquidation, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Under Section 281(b), the payment and provision for payment of these claims and expenses has priority over the distribution of funds to stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.), target businesses or potential target businesses. As described above, we intend to have all vendors, target businesses and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of such waivers, the claims that could be made against us should be significantly limited and the likelihood that any claim that would result in any liability extending to the trust account should be minimal.

We expect that all costs associated with the implementation and completion of our plan of dissolution and liquidation will be funded by any funds not held in our trust account, although we cannot assure you that there will be sufficient funds for such purpose.

We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the 18 and 24 month deadlines would proceed in the following manner:

•
our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation and the board’s recommendation of such plan;

•	upon such deadline, we would file the preliminary proxy statement with the Securities and Exchange Commission;

•
if the Securities and Exchange Commission does not review the preliminary proxy statement, then 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and liquidation; and

•
if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty), and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and liquidation.

In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of the expiration of 24 months (assuming that the period in which we need to consummate a business combination has been extended, as provided in our amended and restated certificate of incorporation) from the date of the public offering, the proxy statement related to such a business combination will also seek stockholder approval for our board’s recommended plan of dissolution and liquidation, in the event our stockholders do not approve such a business combination. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to the date which is 24 months from the date of the public offering, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and liquidation, and on such date file a proxy statement with the Securities and Exchange Commission seeking stockholder approval for such plan. Immediately upon the approval by our stockholders of our plan of dissolution and liquidation, we will liquidate our trust account to our public stockholders.

Competition for Target Businesses

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe based upon the knowledge and experience of our officers and directors that there are numerous potential target businesses that we could acquire with a fair market value equal to at least 80% of our net assets at the time of the acquisition (exclusive of Maxim Group LLC’s deferred underwriting compensation, including interest thereon, held in the trust account) with the net proceeds of the public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•
our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to redeem into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination;

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•
the requirement to acquire assets or an operating business that has a fair market value equal to at least 80% of our net assets at the time of the acquisition (exclusive of Maxim Group LLC’s deferred underwriting compensation, including interest thereon, held in the trust account) could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Additionally, we face competition from other blank-check companies which have formed recently, a number of which may consummate a business combination in any industry they choose. We may therefore be subject to competition from these companies, which are seeking to consummate a business plan similar to ours and which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. Further, the fact that based on publicly available information only 47 of approximately 153 such companies since 2003 have completed a business combination and 24 of such companies have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us.

Any of these factors may place us at a competitive disadvantage in negotiating a business combination.

If we effect a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two officers, both of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect such individuals to devote an average of approximately ten hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1A.	Risk Factors

Risks Associated with Our Business

We are a development stage company with no operating history and, accordingly, there is limited basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating results to date. Since we do not have an operating history, there is limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more domestic or international operating businesses in the U.S. homeland security or defense industries or a combination thereof. We will not generate any operating revenues (other than interest income on the proceeds of the public offering and the private placement) until, at the earliest, after the consummation of a business combination. We cannot assure you that an initial business combination will occur.

We may not be able to consummate a business combination within the required timeframe, in which case, we would be forced to liquidate.

We must complete a business combination with a fair market value of at least 80% of our net assets at the time of acquisition (exclusive of Maxim Group LLC’s deferred underwriting compensation, including interest thereon, held in the trust account) within 18 months after the consummation of the public offering (or within 24 months after the consummation of the public offering if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after the consummation of the public offering and the business combination relating thereto has not yet been consummated within such 18 month period). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination. We have contacted a number of potential target businesses and are in the process of holding discussions with certain of these potential target businesses with respect to a possible business combination. We currently expect to enter into a letter of intent with respect to a possible business combination on or prior to September 28, 2008.

If we are forced to liquidate before a business combination, our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate the trust account, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, since we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the Securities and Exchange Commission upon consummation of our initial public offering, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the Securities and Exchange Commission to protect investors of blank check companies, such as Rule 419.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to complete a business combination.

As of February 26, 2008, based upon publicly available information, we have identified approximately 153 blank check companies that have gone public since 2003. Of these companies, only 47 have completed a business combination, while 8 have liquidated or will be liquidating. The remaining approximately 98 blank check companies have more than $16.0 billion in trust and are seeking to complete business acquisitions. Of these companies, only 24 have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations but have not yet consummated business combinations. In addition, there are 74 blank check companies seeking to raise approximately $12.8 billion in trust that have filed registration statements and will be seeking to complete business combinations. Furthermore, the fact that only 47 of such companies have completed business combinations and only 24 other of such companies have entered into definitive agreements or letters of intent for business combinations, and 8 have liquidated or will be liquidating, may be an indication that there are only a limited number of attractive targets available to such entities or that many targets are not inclined to enter into a transaction with a blank check company, and therefore we also may not be able to consummate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, our purpose will be limited to dissolving, liquidating and winding up.

Investors in our securities are unable to currently ascertain the merits or risks of the target business’s operations.

We seek to acquire one or more domestic or international operating businesses in the U.S. homeland security or defense industries or a combination thereof, however, investors in our securities have no current basis to evaluate the possible merits or risks of the target business’s operations. To the extent we complete a business combination with a financially unstable company, an entity in its development stage and/or an entity subject to unknown or unmanageable liabilities, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in the public offering than a direct investment, if an opportunity were available, in a target business.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders from the trust account as part of our plan of dissolution and liquidation will be less than $10.00 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, target businesses, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate whether such engagement would be in the best interest of our stockholders if such third party refused to waive such claims.

Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than the initial $10.00 per share held in the trust account, plus interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account, franchise taxes payable to the State of Delaware, repayment of $250,000 of an additional officer loan made prior to closing of the public offering by Steven M. Wasserman (such loan was to be repaid within 90 days of the closing of the public offering, but has not been repaid through December 31, 2007)), due to claims of such creditors. Steven M. Wasserman, our Chief Executive Officer, President and Co-Chairman of the board of directors, and Robert B. Blaha, our Chief Management Officer, Executive Vice President and a director, have agreed to indemnify and hold us harmless against liabilities, claims, damages and expenses to which we may become subject as a result of any claim by any target business, prospective target business, vendor or other entity owed money by us for services rendered or products sold to us or the claims of any target business or prospective target business, to the extent necessary to ensure that such claims do not reduce the amount in the trust account. However, we cannot assure you that Messrs. Wasserman and Blaha will be able to satisfy those obligations.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

Unlike most other bank check offerings, we allow up to approximately 34.99% of our public stockholders to exercise their redemption rights. This higher threshold will make it easier for us to consummate a business combination with which you may not agree.

When we seek stockholder approval of a business combination, we will offer each public stockholder (other than our initial stockholders) the right to redeem their shares of common stock for cash if the stockholder votes against the business combination and the business combination is approved and consummated. We will consummate the initial business combination only if the following two conditions are met: (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and (ii) public stockholders owning 35% or more of the shares sold in the public offering do not vote against the business combination and exercise their redemption rights. Many other blank check companies have a redemption threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. Because we permit a larger number of stockholders to exercise their redemption rights, it will be easier for us to consummate an initial business combination with a target business which you may believe is not suitable for us.

Unlike most other blank check offerings, we allow up to approximately 34.99% of our public stockholders to exercise their redemption rights. The ability of a larger number of our stockholders to exercise their redemption rights may require us to arrange third party financing in order to consummate a business combination.

When we seek stockholder approval of a business combination, we will offer each public stockholder (other than our initial stockholders) the right to redeem their shares of common stock for cash if the stockholder votes against the business combination and the business combination is approved and consummated. Such holder must both vote against such business combination and then exercise their redemption rights to receive $10.00 per share (plus a portion of the interest income earned on the funds in the trust account), but net of: (i) taxes payable on interest income earned, State of Delaware franchise taxes, repayment of $250,000 of an additional officer loan made prior to closing of the public offering by Steven M. Wasserman (such loan was to be repaid within 90 days of the closing of the public offering, but has not been repaid through December 31, 2007), and (ii) up to $1,825,000 of interest income earned on the trust account released to us to fund our working capital and dissolution and liquidation expenses if we fail to consummate a business combination. Unlike most other blank check offerings which have a 20% threshold, we allow up to approximately 34.99% of our public stockholders to exercise their redemption rights and the business combination to go forward, however, we must still acquire a target business with a fair market value equal to at least 80% of the amounts held in trust for our benefit (determined prior to stockholder redemptions). Even if less than 35% of the stockholders exercise their redemption rights, we may be unable to consummate a business combination if such redemption leaves us with funds less than a fair market value at least equal to 80% of the amount in the trust account (exclusive of Maxim Group LLC’s deferred underwriting compensation, including interest thereon, held in the trust account) at the time of such acquisition, which amount is required as a condition to the consummation of our initial business combination, and we may be forced to find additional financing to consummate such a business combination, consummate a different business combination or liquidate. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We will dissolve and liquidate if we do not consummate a business combination and our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Pursuant to, among other documents, our amended and restated certificate of incorporation, if we do not complete a business combination within 18 months after the consummation of the public offering, or within 24 months after the consummation of the public offering if the extension criteria described below have been satisfied, our purpose and powers will be limited to dissolving, liquidating and winding up. We view this obligation to dissolve and liquidate as an obligation to our public stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account, inclusive of any interest. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares and have agreed to vote in favor of any plan of dissolution and liquidation that we will present to our stockholders for vote. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of our dissolution and liquidation of the trust account from our remaining interest earned on funds in the trust account that has been released to us to fund our working capital.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of the public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to consummate a transaction within 24 months following the consummation of the public offering our purpose and powers will be limited to dissolving, liquidating and winding up. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our plan of dissolution and liquidation. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If we comply with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro- rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, we will make liquidating distributions to our public stockholders as soon as reasonably possible as part of our plan of dissolution and liquidation and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of: (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.), target businesses or potential target businesses. As described above, we intend to have all vendors, target businesses and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of seeking those waivers, the claims that could be made against us should be significantly limited and the likelihood that any claim that would result in any liability extending to the trust should be minimal. Our Chief Executive Officer, President and Co-Chairman of our board of directors and our Chief Management Officer, Executive Vice President and a director have agreed to indemnify and hold us harmless against liabilities, claims, damages and expenses to which we may become subject as a result of any claim by any target business, prospective target business, vendor or other entity owed money by us for services rendered or products sold to us or the claims of any target business or prospective target business, to the extent necessary to protect the amounts held in the trust account. In the event that our board recommends and our stockholders approve a plan of dissolution and liquidation where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for such amounts to creditors. In addition, in the event of approval of a plan of dissolution and liquidation, we would remain obligated to enforce the above referenced indemnification agreements with our executive officers.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our dissolution and liquidation or if they seek to redeem their respective shares into cash upon a business combination that the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

If we do not consummate a business combination and dissolve, payments from the trust account to our public stockholders may be delayed.

We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the 18 and 24 month deadlines would proceed in approximately the following manner:

•
our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	upon such deadline, we would file our preliminary proxy statement with the Securities and Exchange Commission;

•
if the Securities and Exchange Commission does not review the preliminary proxy statement, then, 10 days following the passing of such deadline, we will mail the proxy statement to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and liquidation; and

•
if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive its comments 30 days following the passing of such deadline. We will mail the proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and liquidation.

In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.

These procedures, or a vote to reject any plan of dissolution and liquidation by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and liquidation.

We may choose to redeem our outstanding public warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933, as amended, with respect to the shares of common stock issuable upon exercise of the warrants, we may redeem the public warrants issued as a part of our units at any time after the warrants become exercisable, in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the public warrants could force the warrant holders: (i) to exercise the warrants and pay the exercise price therefore at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares underlying the public warrants at the time that our warrant holders exercise their warrants, we cannot guarantee that a registration statement will be effective, in which case our public warrant holders may not be able to exercise our warrants.

Holders of our public warrants issued in the public offering as part of our units will be able to exercise the warrants only if: (i) a current registration statement under the Securities Act of 1933, as amended, relating to the shares of our common stock underlying the warrants is then effective and current and a prospectus is available for use by our public stockholders and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares underlying the public warrants following completion of the public offering to the extent required by federal securities laws, and we intend to make every effort to comply with such undertaking, we cannot assure that we will be able to do so. If we are unable to maintain the effectiveness of such registration statement until the expiration of the public warrants and therefore are unable to deliver registered shares, the warrants may become worthless. In addition, we have agreed to use our reasonable efforts to register the shares underlying the public warrants under the blue sky laws of the states of residence of the exercising warrantholders, to the extent an exemption is not available. The value of the public warrants may be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not effective and current and a prospectus is not available for use by the holders of the public warrants or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of the public warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If the public warrants become worthless, the price paid by holders for their units will thereafter relate solely to the common stock underlying the units. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

Because the warrants sold in the private placement were originally issued pursuant to an exemption from registration requirements under the federal securities laws, the holders of those warrants will be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current. As a result, the holders of the warrants purchased in the private placement will not have any restrictions with respect to the exercise of their warrants. As described above, the holders of the public warrants purchased in the public offering will not be able to exercise them unless we have a current registration statement covering the shares issuable upon their exercise.

In no event will the registered holders of a warrant be entitled to receive a net-cash settlement, stock, or other consideration in lieu of physical settlement in shares of our common stock.

We may issue shares of our capital stock, including convertible securities, to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 30,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Currently, there are 13,010,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option issued to the representative of the underwriters) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date of the public offering to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of investors in the public offering;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our financial condition.

Although we have no commitments as of the date of the public offering to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to issue a substantial amount of notes or other debt securities, or opt to incur substantial debt, or a combination of both, to complete a business combination. If we finance the purchase of assets or operations through the issuance of debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due, if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant was breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, to the extent the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

In addition to other similarly situated blank check companies, we expect to encounter intense competition from other entities having a business objective similar to ours, including private equity and venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of the public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further:

•	our obligation to seek stockholder approval of a business combination may delay the consummation of a transaction;

•	our obligation to redeem up to 35% of the publicly-held shares of our common stock into cash for dissenting shareholders may reduce the resources available for a business combination; and

•
our outstanding warrants and the purchase option granted to the representative of the underwriters, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination.

In addition, because it is possible that our business combination may entail the contemporaneous acquisition of several operating businesses and may be with several different sellers, we will need to convince such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.

Our ability to effect a business combination and to execute any potential business plan afterwards will be largely dependent upon the efforts of our key personnel, some of whom may join us following a business combination and may be unfamiliar with the requirements of operating a public company.

Our ability to effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Specifically, the members of our current management are not obligated to remain with us subsequent to a business combination, and we cannot assure you that the resignation or retention of our current management will be included as a term or condition in any agreement with respect to a business combination. Although our management and other key personnel, particularly our Chief Executive Officer and President and our Chief Management Officer and Executive Vice President, may remain associated with us following a business combination, we may employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we employ after a business combination, we cannot assure you that our assessment of those individuals will prove to be correct. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate such as part of the business combination. If we acquired a target business in an all-cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target business were to control the combined company following a business combination, it may be less likely that management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’s management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination.

If management were to negotiate to be retained by our company post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest.

Our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate mutually agreeable employment terms as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. The financial interest of our officers and directors could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

Our officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. This could have a negative impact on our ability to consummate a business combination. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. For example, Steven M. Wasserman, our Chief Executive Officer, Chief Financial Officer, President and Co-Chairman of our board of directors, currently serves as managing partner of AMT Ventures LLC, an entity primarily engaged in public and private equity and debt investments on a principal basis as well as managing partner of AMT Capital Partners LLC, an investment banking advisory firm. In addition, Robert B. Blaha, our Chief Management Officer and Executive Vice President, currently serves as president of Human Capital Resources, a management consulting company and vice chairman of Integrity Bank & Trust, a commercial bank. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors are currently and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

Our officers and directors are currently, and may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. Due to these existing or potential affiliations, they have prior fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

If we seek to effect a business combination with an entity that is directly or indirectly affiliated with one or more of our existing stockholders, conflicts of interest could arise.

Our initial stockholders either currently have or may in the future have affiliations with companies in the homeland security and/or defense industries. If we were to seek a business combination with a target business with which one or more of our initial stockholders may be affiliated, conflicts of interest could arise in connection with negotiating the terms of and completing the business combination. Conflicts that may arise may not be resolved in our favor.

Since our officers and directors own shares of our common stock and warrants which will not participate in the liquidation of the trust account distributions, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own shares of common stock in our company which were issued prior to the public offering, but have waived their right to receive distributions with respect to those shares upon the liquidation of the trust account if we are unable to complete a business combination. Additionally, Steven M. Wasserman, our Chief Executive Officer, Chief Financial Officer, President and Co-Chairman of our board of directors and Constantinos Tsakiris, a former director, purchased an aggregate of $3,200,000 of warrants directly from us in a private placement transaction consummated on March 21, 2007. These warrants will not be exercisable until the later of: (i) the consummation of a business combination or (ii) one year from March 23, 2007. The shares and warrants owned by our directors will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our officers’ and directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our initial stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not held in the trust account unless the business combination is consummated and therefore they may have a conflict of interest.

Our initial stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not held in the trust account unless the business combination is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities might be depressed, and you might find it more difficult to sell our securities.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business.

The net proceeds from the public offering and the private placement provided us with $57,828,431 which we may use to complete a business combination. Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of our net assets at the time of such acquisition (exclusive of Maxim Group LLC’s deferred underwriting compensation, including interest thereon, held in the trust account). We may further seek to acquire a target business that has a fair market value significantly in excess of 80% of our net assets. Although as of the date of our initial public offering prospectus we have not engaged or retained, had any discussions with, or entered into any agreements with, any third party regarding any such potential financing transactions, we could seek to fund such a business combination by raising additional funds through the sale of our securities or through loan arrangements. However, if we were to seek such additional funds, any such arrangement would likely only be consummated simultaneously with our consummation of a business combination. Consequently, it is probable that we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several assets or closely related operating businesses at the same time. Accordingly, the prospects for our ability to effect our business strategy may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different segments of a single industry. Further, our prospects for success are likely to be entirely dependent upon the future performance of the initial target business or businesses we acquire. Furthermore, it is possible that our business combination may entail the simultaneous acquisition of several assets or operating businesses at the same time and may be with different sellers, in which case we will need to convince such sellers to agree that the purchase of their assets or businesses is contingent upon the simultaneous closings of the other acquisitions.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe, based upon the knowledge and experience of our management and board of directors in the homeland security and defense industries, that the net proceeds of the public offering and the private placement and the interest earned on the trust account will be sufficient to allow us to consummate a business combination, in as much as we have not yet selected or approached any prospective target business, we cannot ascertain the capital requirements for any particular transaction. Furthermore, our management and board of directors have no experience with blank check companies or the search for and consummation of a business combination through a blank check company. If the net proceeds of the public offering and the private placement and the interest earned on the trust account prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in searching for a target business, or because we become obligated to redeem into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a proposed business combination. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), without securing additional financing we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would dissolve and liquidate the trust account as part of our plan of dissolution and liquidation, resulting in a loss of a portion of your investment. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors, stockholders or special advisor is required to provide any financing to us in connection with or after a business combination.

We will depend upon interest earned on the trust account to fund our search for a target company and otherwise fulfill our business purposes.

Before we complete a business combination, we may withdraw up to $1,825,000 of the interest income earned on the funds in the trust account, after provision for taxes, including State of Delaware franchise taxes, and repayment of $250,000 of an additional officer loan made prior to closing of the public offering by Steven M. Wasserman (such loan was to be repaid within 90 days of the closing of the public offering, but has not been repaid through December 31, 2007), to fund our working capital needs and expenses, including expenses associated with the pursuit of a business combination and, if necessary, with our potential dissolution and liquidation. We estimate that the total costs and expenses for implementing and completing our stockholder-approved plan of dissolution and liquidation will be in the range of $50,000 to $75,000. This amount includes all costs and expenses related to the filing of our articles of dissolution, the winding-up of our company and the costs of a proxy statement and meeting related to the approval by our stockholders of our plan of dissolution and liquidation. We have agreed with the representative of the underwriters that we may withdraw interest monthly (or weekly during the first month after the offering). We will depend upon sufficient interest being earned on the proceeds held in the trust account to provide us with the working capital we will need to engage in these activities. If interest rates were to decline substantially, we may not have sufficient funds available to fulfill our business purpose. In such event, we would need to find other sources of funds, which may not be available on favorable terms, if at all, or be forced to liquidate.

Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our initial stockholders (including all of our officers and directors) collectively beneficially own 18.9% of our issued and outstanding shares of common stock, which could permit them to effectively influence the outcome of all matters requiring approval by our stockholders at such time, including the approval of our initial business combination, and, following such business combination, the election of directors and approval of significant corporate transactions.

In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before the public offering in accordance with the majority of the shares of common stock voted by the public stockholders. In addition, our initial stockholders have agreed to vote any shares of common stock acquired in or following the public offering in favor of the business combination submitted to our stockholders for approval.

Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, initially only one-half of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will likely continue to exert control at least until the consummation of a business combination. In addition, our initial stockholders and their affiliates and relatives are not prohibited from purchasing units in the public offering or in the aftermarket. If they do, we cannot assure you that our initial stockholders will not have considerable influence upon the vote in connection with a business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

In connection with the public offering, we issued warrants to purchase 6,000,000 shares of common stock and, in our private placement, issued warrants to purchase an aggregate of 3,200,000 shares of our common stock to Steven M. Wasserman, Chief Executive Officer, Chief Financial Officer, President and Co-Chairman of the board of directors and Constantinos Tsakiris, a former director. In addition, we have agreed to sell to the representative of the underwriters an option to purchase up to a total of 105,000 units that, if exercised, would result in the issuance of warrants to purchase an additional 105,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants (to the extent the warrants are exercised on a “cashless exercise” basis the number of shares to be issued by us will be reduced) could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you will experience dilution to your holdings.

If our initial stockholders and the holders of our private placement warrants exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to require us to register the resale of their shares of common stock at any time after the date on which their shares are released from escrow, which, except in limited circumstances including approval by our public stockholders, will not be before one year from the date of consummation of a business combination. The holders of our private placement warrants are entitled to require us to register the shares of our common stock issuable upon exercise of the warrants at any time after the date on which we publicly announce entering into a letter of intent with respect to a business combination, although such securities remain subject to a lock-up agreement and cannot be transferred or exercised, as the case may be, until the consummation of a business combination. If our initial stockholders, including the holders of our private placement warrants, exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 4,780,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or may request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

The American Stock Exchange may delist our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange. We cannot assure you that we will be able to maintain the listing. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. If we are unable to meet those stricter listing requirements, our securities would not be listed on the American Stock Exchange and might not be listed on any securities exchange.

If we are unable to maintain the listing of our securities on the American Stock Exchange, we could face significant material adverse consequences including:

•	decreased trading liquidity and a limited availability of market quotations for our securities;

•
a determination that our common stock is a “penny stock,” with the consequences described in “If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected”;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, our activities may be restricted which, among other problems, may make it difficult for us to complete a business combination. Such restrictions include:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of our securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration and regulation as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940, as amended. The proceeds held in trust will be invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, so that we are not deemed to be an investment company under the Investment Company Act, as amended. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940, as amended. If we were deemed to be subject to such act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Our directors, including those serving on our audit committee, may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc.

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because all of our directors own shares of our common stock and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than members of our audit committee and board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred, that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

The inability of the sellers of companies we may acquire to fulfill their indemnification obligations to us under our acquisition agreements could increase our liabilities and adversely affect our results of operations and financial position.

We intend to make an effort to negotiate as a term in our acquisition agreements, that the respective sellers will agree to retain responsibility for and indemnify us against damages resulting from certain third-party claims or other liabilities. However, there may be instances in which we decide to enter into an acquisition agreement without such seller indemnification obligations, such as in purchases of assets out of bankruptcy. These third-party claims and other liabilities include, without limitation, premium payments to funds created under applicable Federal laws, costs associated with various litigation matters, and certain environmental liabilities. The lack of seller indemnification obligations or the failure of any seller to satisfy its obligations with respect to claims and retained liabilities covered by the acquisition agreements could have an adverse effect on our results of operations and financial position because claimants may successfully assert that we are liable for those claims and/or retained liabilities. In addition, we expect that certain obligations of the sellers to indemnify us will terminate upon expiration of the applicable indemnification period and will not cover damages in excess of the applicable coverage limit. The assertion of third-party claims after the expiration of the applicable indemnification period or in excess of the applicable coverage limit, or the failure of any seller to satisfy its indemnification obligations with respect to breaches of its representations and warranties, could have an adverse effect on our results of operations and financial position.

Risks Associated with the U.S. Homeland Security and Defense Industries

Risks Associated with Government Contracts

We may acquire a target business that contracts directly with federal, state or local governments with respect to homeland security or defense or a combination thereof. Alternatively, our target business may act as a subcontractor, supplier or partner with another party or parties that contract with the government. Set forth below are the risk factors associated with government contracts that may impact us.

Our target business could be adversely affected by significant changes in the contracting or fiscal policies of governments and governmental entities.

The revenues of our target business may be substantially derived from contracts with federal, state and local governments and government agencies and subcontracts under federal government prime contracts and we believe that the growth of our target business may depend on our procurement of government contracts either directly or through prime contractors. Accordingly, changes in government contracting policies or government budgetary constraints could directly affect the financial performance of our target business. Among the factors that could adversely affect our target business are:

•	changes in fiscal policies or decreases in available government funding;

•	changes in government programs or applicable requirements;

•	the adoption of new laws or regulations or changes to existing laws and regulations;

•	changes in political or social attitudes with respect to homeland security or defense issues; and

•	potential delays or changes in the government appropriations process.

These and other factors could cause governments and governmental agencies, or prime contractors that may use our target business as a subcontractor, to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which could have a material adverse effect on the business, financial condition and results of operations of our target business.

Government contracts typically contain unfavorable provisions.

Government contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

•	include provisions that allow the government agency to terminate the contract without penalty under certain circumstances;

•	contain onerous procurement procedures;

•	be subject to cancellation if government funding becomes unavailable; and

•	subject the contracting party to suspension or ban from doing business with the government or a government agency, impose fines and penalties and subject the contracting party to criminal prosecution.

Accordingly, the business, financial condition and results of operations of our target business may be adversely affected by such provisions (or other provisions) contained in government contracts.

Government contracts are subject to audit and cost adjustments, which could reduce revenue of our target, disrupt its business or otherwise adversely affect its results of operations.

Government agencies routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review the contracting parties’ compliance with regulations and policies and the adequacy of internal control systems and policies, including the purchasing, property, estimating, compensation and management information systems of our target business. Any costs found to be improperly allocated to a specific contract will not be reimbursed and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes and systems are found not to comply with requirements, our target business may be subjected to increased government oversight and approval that could delay or otherwise adversely affect its ability to compete for or perform contracts. Therefore, an unfavorable outcome to a government audit could cause the actual results of our target business to differ materially from those anticipated. If an investigation uncovers improper or illegal activities, our target business may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the government. In addition, our target business could suffer serious harm to its reputation if allegations of impropriety were made against it. Each of these results could cause the actual results of our target business to differ materially from those anticipated.

Our target business may derive significant revenue from contracts awarded through a competitive bidding process.

Government contracts are awarded through a competitive bidding process. A material portion of our target’s business in the future may be awarded through competitive bidding. The competitive bidding process presents a number of risks, including the following:

•	bids are made on programs before the completion of their design, which may result in unforeseen difficulties and cost overruns;

•	substantial cost and managerial time and effort to prepare bids is made on proposals for contracts that may not be won;

•	it may be difficult to estimate accurately the resources and cost structure that will be required to service any contract won; and

•
expense and delay may be encountered if competitors protest or challenge awards of contracts to our target business in competitive bidding, and any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction, or modification of the awarded contract.

Budgetary pressures and changes in the procurement process have caused many government clients to increasingly purchase goods and services through indefinite deliver/indefinite quantity, or ID/IQ, contracts, GSA schedule contracts and other government-wide acquisition contracts. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that our target business make sustained post-award efforts to realize revenue under each such contract. In addition, the net effect of such programs may reduce the number of bidding opportunities available to our target business. Moreover, even if our target business was highly qualified to work on a particular new contract, it might not be awarded business because of the government’s policy and practice of maintaining a diverse contracting base.

Our target business will likely have to comply with complex procurement laws and regulations.

Our target business will likely have to comply with and will be affected by laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how it does business with its customers and may impose added costs on its business. For example, our target business or parties with which it does business will likely be subject to the Federal Acquisition Regulations and all supplements (including those issued by the Department of Homeland Security and the Department of Defense), which comprehensively regulate the formation, administration and performance of federal government contracts, and to the Truth-in-Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations. In addition, our target business or parties with which it does business will likely be subject to industrial security regulations of Department of Defense and other federal agencies that are designed to safeguard against foreigners access to classified information. Our target business may also be liable for systems and services failures and security breaks with respect to the solutions, services, products, or other applications it sells to the government. If our target business was to come under foreign ownership, control or influence, its federal government customers could terminate or decide not to renew their contracts, and it could impair the ability of our target business to obtain new contracts. The government may reform its procurement practices or adopt new contracting rules and regulations, including cost-accounting standards, that could be costly to satisfy or that could impair the ability of our target business to obtain new contracts.

Other Risks Associated with the U.S. Homeland Security and Defense Industries

If our target business is unable to respond to the technological, legal, financial or other changes in the security industry and changes in our customers’ requirements and preferences, we will not be able to effectively compete with our competitors.

If our target business is unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions, customer needs or regulatory requirements, it could lose customers. Changes in customer requirements and preferences, the introduction of new products and services embodying new technologies, and the emergence of new industry standards and practices could render the existing products of the company we acquire obsolete. The success of our target business will depend, in part, on its ability to:

•	enhance products and services;

•	anticipate changing customer requirements by designing, developing, and launching new products and services that address the increasingly sophisticated and varied needs of customers;

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis; and

•	respond to changing regulatory requirements in a cost effective and timely manner.

The development of additional products and services involves significant technological and business risks and requires substantial expenditures and lead time. If our target business fails to introduce products with new technologies in a timely manner, or adapt its products to these new technologies, our target business will not be able to effectively compete with our competitors. We cannot assure you that, even if our target business is able to introduce new products or adapt our products to new technologies, that its products would gain acceptance among its customers.

We may be unable to protect or enforce the intellectual property rights of any target businesses that we acquire.

We may acquire a target business whose business is dependent upon its proprietary technology and intellectual property. Accordingly, the protection of trademarks, copyrights, patents, domain names, trade dress, and trade secrets may be critical to the ability of our target business to compete with its competitors. In such a case, our target business will likely rely on a combination of copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technology and rights that it may acquire. Despite the efforts of our target business to protect its proprietary technology and rights, our target business may not be able to prevent misappropriation of its proprietary rights or deter independent development of technologies that compete with the business we acquire. Our target business’s competitors may file patent applications or obtain patents and proprietary rights that block or compete with its patents. Litigation may be necessary in the future to enforce our target business’s intellectual property rights, to protect its trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim our target business has infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the competitive position and business of our target business. Depending on the target business or businesses that we acquire, we may have to protect trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. With respect to certain proprietary rights, such as trademarks and copyrighted materials, of the target business or businesses that we will acquire, the target business or businesses may have entered into license agreements in the past and will continue to enter into such agreements in the future. These licensees may take actions that diminish the value of such target business or businesses’ proprietary rights or cause harm to such target business or businesses’ reputation.

Our target business may face inherent product liability or other liability risks which could result in large claims against us.

Our target business may face the inherent risk of exposure to product liability and other liability claims resulting from the use of its products, especially to the extent such products will be depended upon in emergency, rescue and public safety situations that may involve physical harm or even death to individuals, as well as potential loss or damage to property. Despite quality control systems and inspection, there remains an ever-present risk of an accident resulting from a faulty manufacture or maintenance of products, or an act of an agent outside the control of the companies or their suppliers. A product liability claim, or other legal claims based on theories including personal injury or wrongful death, made against our target business could adversely affect its operations and financial condition. Although there may be insurance to cover the product liability claims, the amount of coverage may not be sufficient. Furthermore, we cannot assure you that our target business, if engaged in the sale of so-called “anti-terrorism technologies” could avail itself of the liability protections intended to be afforded by the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002, or the SAFETY Act.

A decline in the U.S. defense budget may adversely affect the operations of our target.

We may acquire a target business with material sales under contracts with the U.S. Department of Defense, including sales under subcontracts having the Department of Defense as the ultimate purchaser. The U.S. defense budget declined from time to time in the late 1980s and the early 1990s, resulting in a slowing of new program starts, program delays and program cancellations. These reductions caused most defense-related government contractors to experience declining revenues, increasing pressure on operating margins and, in some cases, net losses. While spending authorizations for defense-related programs by the government have increased in recent years, and in particular after the September 11, 2001 terrorist attacks, these spending levels may not be sustainable, and future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where our target business may provide limited or no products or services. A change in the U.S. Presidential Administration or in the composition of Congress could also materially affect levels of support for military expenditures. A significant decline in military expenditures could harm the operating results of our target business.

Our target business may regularly employ subcontractors to assist in satisfying its contractual obligations. If these subcontractors fail to adequately perform their contractual obligations, our target business’s prime contract performance and its ability to obtain future business could be materially and adversely impacted.

The performance by our target business of government contracts may involve the issuance of subcontracts to other companies upon which our target business may rely to perform all or a portion of the work it is obligated to deliver to customers. There is a risk that our target business may have disputes with subcontractors concerning a number of issues including the quality and timeliness of work performed by the subcontractor. A failure by one or more of our target business’s subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely impact the ability of our target business to perform its obligations as a prime contractor. In extreme cases, such subcontractor performance deficiencies could result in the government terminating our target’s contract for default. A default termination could expose our target business to liability for excess costs of reprocurement by the government and have a material adverse effect on the ability of our target business to compete for future contracts.

If our target business cannot obtain the necessary security clearances, it may not be able to perform classified work for the government and the revenues of our target business may suffer.

Certain government contracts may require the facilities of our target business and some of its employees to maintain security clearances. If our target business loses or is unable to obtain required security clearances, the customer can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent our target business cannot obtain the required security clearances for its employees working on a particular contract, our target business may not derive the revenue anticipated from the contract, which, if not replaced with revenue from other contracts, could seriously harm its operating results.

Security breaches of sensitive government systems could result in the loss of customers and negative publicity.

Our target business may offer products and services involving managing and protecting information involved in national security and other sensitive government functions. A security breach involving our target business’s products or services could cause serious harm to its business, could result in negative publicity and could prevent our target business from having further access to such critically sensitive information or other similarly sensitive areas for other governmental customers.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

We maintain our executive offices at 328 West 77th Street, New York, New York, 10024. We have agreed to pay ASG Management, Inc., an affiliated third party of which Mr. Wasserman and Mr. Blaha are principals, $7,500 per month for office space (located at our executive offices) and certain additional general and administrative services.

We consider our current office space adequate for our current operations. Upon completion of a business combination or the implementation of our plan of dissolution and distribution, we will no longer be required to pay this monthly fee.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2007, there were no matters submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units, common stock and warrants have been traded on the American Stock Exchange, or AMEX, under the symbol “HDS.U,” since March 23, 2007 and under the symbols “HDS” and “HDS.WS,” since June 14, 2007, respectively. The following table sets forth the high and low bid information for our securities from the commencement of trading through December 31, 2007 as reported by AMEX.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
First Quarter (1)(2)	--	--	--	--	10.00	9.82
Second Quarter (3)	$9.40	$9.31	1.25	1.05	10.58	9.83
Third Quarter	$9.42	$9.26	1.27	0.97	10.65	10.15
Fourth Quarter	$9.40	$9.25	1.06	0.83	10.30	10.06

(1) Includes information from March 23, 2007 to March 31, 2007, the date when our units commenced trading on AMEX.

(2) No figures are included as our common stock and warrants commenced trading on June 14, 2007.

(3) Includes information from June 14, 2007, the date when our common stock and warrants commenced trading on AMEX to June 30, 2007.

Number of Holders of Common Stock

The number of holders of record of our common stock on April 11, 2008 was 11, which does not include individual participants in security position listings.

Dividends

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2007. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

On March 21, 2007, we sold an aggregate of 3,200,000 warrants in a private placement to Steven M. Wasserman (500,000 warrants), our Chief Executive Officer, Chief Financial Officer, President and Co-Chairman of our board of directors and Constantinos Tsakiris (2,700,000 warrants), a former member of our board of directors. The warrants were sold at a purchase price of $1.00 per warrant. On March 28, 2007, we consummated our initial public offering of 6,000,000 units, each unit consisting of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $7.50. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $60,000,000. Maxim Group LLC acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-127999). The Securities and Exchange Commission declared the registration statement effective on March 23, 2007.

We incurred a total of $3,780,000 in underwriting discounts and commissions, and $1,591,569 of expenses related to the public offering and private placement.

After deducting the underwriting discounts and commissions and the offering expenses (excluding $1,800,000 in underwriting discounts, commissions for which the payment was deferred), the total net proceeds to us from the public offering and the private placement was $57,828,431. All of such net proceeds, are being held in a trust account and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the trust account as described in this annual report, subject to deductions from the trust account for the following items: (i) taxes payable on interest income earned on the trust account , State of Delaware franchise taxes, repayment of $250,000 of an additional officer loan made prior to closing of the public offering by Steven M. Wasserman (such loan was to be repaid within 90 days of the closing of the public offering, but has not been repaid through December 31, 2007) and (ii) up to $1,825,000 of interest earned on the trust account may be released to us to fund our working capital. The amount in the trust account includes $1,800,000 of contingent underwriting compensation which will be paid to the underwriters if a business combination is consummated, but which will be forfeited if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. $187,802 of the proceeds of the public offering were used to repay debt to Mr. Wasserman ($137,802.50) and Robert Blaha ($50,000), our Chief Management Officer, Executive Vice President and a director, for loans used to cover expenses related to the public offering and $3,481,569 was used to pay accrued offering costs and fees. All the funds held in the trust account have been invested in either treasury bills or money market accounts.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

None.

Item 6.	Selected Financial Data

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

We were formed on April 20, 2005, to serve as a vehicle to acquire one or more domestic or international operating businesses in the U.S. homeland security or defense industries or a combination thereof, through a merger, capital stock exchange, asset acquisition or other similar business combination. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of our net assets at the time of such acquisition. Since our offering, we have been actively searching for a suitable business combination candidate. We currently have not entered into any definitive agreement with any potential target businesses. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. We intend to utilize cash derived from the proceeds of our recently completed private placement and initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

We cannot assure investors that we will find a suitable business combination in the allotted time.

Results of Operations for The Years Ended December 31, 2007 and 2006

We reported net income of $817,608 for the year ended December 31, 2007. Net income consisted of interest income of $2,094,530 reduced by $504,258 of operating expenses. Operating expenses consisted of consulting and professional fees of $139,689, insurance expense of $47,287, travel expense of $127,112, Delaware franchise fees of $56,888 and other operating costs of $133,282.

The trust account earned interest of $2,094,530, for the year ended December 31, 2007, none of which is attributable to common stock subject to possible redemption.

Until we enter into a business combination, we will not generate operating revenues. We had no funds in trust as of December 31, 2006.

For the year December 31, 2006, we incurred operating expenses of $23,905, which consisted of formation costs.

Liquidity and Capital Resources

On March 21, 2007, we sold to Steven M. Wasserman (500,000 warrants), our Chief Executive Officer, Chief Financial Officer, President and Co-Chairman of the board of directors, and Constantinos Tsakiris (2,700,000 warrants), a former director, an aggregate of 3,200,000 warrants in a private placement for $1.00 per warrant or aggregate consideration of $3,200,000. The warrants in the private placement have identical terms to the warrants included in the units offered as part of the public offering. On March 28, 2007, we consummated our initial public offering of 6,000,000 units at a purchase price of $10.00 per unit or gross proceeds of $60,000,000. Each unit in the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $7.50 per share. Prior to the closing, Steven M. Wasserman loaned us $250,000 for expenses of the public offering, which loan has not yet been repaid.

On March 28, 2007, the closing date of our public offering, $60,002,831 was placed in the Trust Account at JP Morgan Chase New York, New York. This amount includes net proceeds of the public offering of $54,628,431 and the private placement of $3,200,000 plus interest of $2,831 thereon. The funds in the Trust Account will be invested until the earlier of (i) consummation of a business combination or (ii) the liquidation of the Trust Account as part of a plan of distribution and liquidation approved by our stockholders.

In addition to the net proceeds from the sale of the units in the public offering and the sale of warrants in our private placement, on the closing date of the public offering the trust account included $1,800,000 of deferred underwriting compensation to be paid to Maxim Group LLC with accrued interest if and only if a business combination is consummated, and $90,000 of deferred legal fees to be paid, without contingency, from interest income earned on the trust account released to us.

While funds are held in the trust account, they will only be invested in treasury bills issued by the United States government having a maturity of 180 days or less or money market funds meeting the criteria under Rule 2a-7 under the 1940 Act. Interest earned will be applied in the following order of priority:

•	payment of taxes on trust account interest income;

•	payment of State of Delaware franchise taxes;

•	repayment of up to $250,000 of an additional officer loan made prior to the closing of the public offering by Steven M. Wasserman;

•	our working capital requirements before we complete a business combination and, if necessary, funding the costs of our potential dissolution and liquidation;

•	solely if we complete a business combination, interest on the amount of deferred underwriters’ compensation payable to the underwriters; and

•	the balance, if any, to us if we complete a business combination or to our public stockholders if we do not complete a business combination.

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

In addition to the above described allocation of interest accrued on the trust account, at December 31, 2007, we had funds aggregating $8,726 held outside of the trust account.

Off Balance-Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 8.	Financial Statements and Supplementary Data

The response to this item is included in a separate section of this Annual Report. See “Index to Consolidated Financial Statements” on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 18, 2007, the Company was notified that certain of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey & Pullen, LLP (“McGladrey & Pullen”) in a limited asset purchase agreement and that GGK resigned as independent registered public accounting firm for the Company. McGladrey & Pullen was appointed as the Company’s new independent registered public accounting firm. The decision to engage McGladrey & Pullen, LLP was approved by the audit committee of the board of directors on December 18, 2007.

The audit reports of GGK on the financial statements of the Company as of and for the years ended December 31, 2006 and December 31, 2005 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. GGK’s 2006 and 2005 audit report relating to GGK’s audit of Company’s financial statements for the fiscal years ended December 31, 2006 and December 31, 2005, included an emphasis paragraph relating to an uncertainty as to the Company’s ability to continue as a going concern.

During the Company’s most two recent fiscal years ended December 31, 2006 and 2005 and through December 18, 2007, the Company did not consult with McGladrey & Pullen on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and McGladrey & Pullen did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

In connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2006 and 2005 and through December 18, 2007, there were: (i) no disagreements between the Company and GGK on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of GGK, would have caused GGK to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A(T).	Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007 was made under the supervision and with the participation of our management, including our principal executive and principal financial officer. Based on that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which began in 2007 and continues in 2008 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officer are as follows:

Name	Age	Position
Gary E. Johnson	54	Co-Chairman of the Board of Directors
Steven M. Wasserman	46	Chief Executive Officer, Chief Financial Officer, President, Secretary and Co-Chairman of the Board of Directors
Robert B. Blaha	52	Chief Management Officer, Executive Vice President and Director
Carol A. DiBattiste	55	Director
Ronald R. Fogleman	65	Director
Robert T. Herres	74	Director

Governor Gary E. Johnson has served as Co-Chairman of our board of directors since August 2005. In July 2005, he was elected a director. Since June 2004, Governor Johnson has been the president of HighBeta of New Mexico, a venture capital company specializing in investments in companies focused on alternative forms of energy. From October 1998 to the present, Governor Johnson has also served as president of GEJ Enterprises, Inc., a construction consulting company. From January 1995 to December 2002, Governor Johnson served as the Governor of the State of New Mexico, and was the first governor in the history of New Mexico to be elected for two consecutive four year terms. He was ranked among the nation’s seven top governors in each of the Cato Institute’s fiscal report cards between 1996 and 2002. As Governor, Mr. Johnson signed into law tax credits to help Sandia National Laboratories offer assistance to small businesses and a joint-powers agreement between the State of New Mexico and Los Alamos National Laboratories to improve Internet accessibility to rural areas. Prior to serving as Governor, from April 1975 to October 1998 Mr. Johnson was the founder and president of Big J Enterprises, Inc., a full-service commercial and industrial construction company located in New Mexico with clients such as Sandia National Laboratories, Honeywell International Inc. (NYSE: HON) and Intel Corp. (Nasdaq: INTC). Mr. Johnson sold Big J Enterprises Inc. in 1999, at the time of its sale one of New Mexico’s leading construction companies.

Steven M. Wasserman has served as our Chief Executive Officer, Chief Financial Officer and Secretary since April 2005 and as our President and Co-Chairman of our board of directors since August 2005. From April 2005 to August 2005, Mr. Wasserman also served as our Chairman. Mr. Wasserman also currently serves as the managing partner of AMT Ventures LLC, an entity primarily engaged in public and private equity and debt investments on a principal basis, a position he has held since April 2004. In addition, Mr. Wasserman is the managing partner of AMT Capital Partners LLC, an investment banking and advisory firm, a position he has held since June 1998. During his tenure as the managing partner of AMT Capital Partners, LLC, clients of AMT Capital Partners, LLC have included the following: Ktech Corporation, a provider of technical support services, scientific and engineering services and management expertise to a variety of government defense and industry clients; Nanodetex Corporation, a leader in lab-on-chip (LOC) platform technologies for gas phase chemical analysis and explosive detection; Agent Science Technologies Incorporated, a provider of neural information management software solutions to the defense industry; Link One, LLC, a technology transfer advisory group to Los Alamos National Laboratory; American Detection Technologies, Inc., a homeland security company engaged in contraband detection services using canines; ETEK International Corporation, a network security provider; and Securant Technologies, Inc., an Internet security software company which was sold to RSA Security, Inc. in September 2001. From June 1997 to July 2001, Mr. Wasserman was the managing director of the Cardinal Fund, a risk arbitrage fund. From April 1995 to May 1998, Mr. Wasserman served as the President and Chief Executive Officer of Pudgies Chicken Inc. In September 1996, Pudgies Chicken Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and the sale of all of the company’s assets was approved in May 1998.

Robert B. Blaha has served as our Chief Management Officer, Executive Vice President and a director since July 2005. Since June 1993, Mr. Blaha has served as the president of Human Capital Associates, a management consulting company. Since February 2003, Mr. Blaha has also served as the vice chairman and member of the board of directors of Integrity Bank & Trust, a commercial bank based in Colorado Springs, Colorado. During his career, Mr. Blaha has held management positions with Asea Brown Boveri (NYSE: ABB) as vice president of Human Resources and senior vice president of administration from 1990 to 1993, Englehard Corporation (NYSE: EC) as a manager from 1986 to 1990, Monsanto Company (NYSE: MON), as a personnel supervisor and superintendent from 1979 to 1986 and Ford Motor Company (NYSE: F), as a labor relations representative from 1977 to 1979. Mr. Blaha has authored numerous articles and three books, entitled “Beyond Survival,” “The Archer Chronicles” and “The Lean Six Sigma Accelerator,” on issues relating to high performance work systems, leadership and achieving organizational wide commitment to change and efficiency.

Carol A. DiBattiste has served as a director since July 2005. Ms. DiBattiste is currently the general counsel and chief privacy officer with ChoicePoint Inc. (NYSE: CPS), a leading provider of identification and credential verification services, a position she has held since September 2006. From April 2005 until September 2006, she was the chief credentialing, compliance and privacy officer for ChoicePoint Inc. From July 2004 to April 2005, Ms. DiBattiste served as deputy administrator, Transportation Security Administration (TSA), Department of Homeland Security, and as the TSA’s chief of staff from March 2003 to July 2004, with responsibility for overseeing all TSA functions and serving as liaison between TSA and the Department of Homeland Security. From February 2001 to February 2003, Ms. DiBattiste was a partner at the law firm of Holland & Knight, LLP. Additionally, Ms. DiBattiste served as under secretary in the United States Air Force from August 1999 to January 2001, the second highest position, responsible for readiness, recruiting, training and equipping a force of 710,000 individuals and a budget of over $70 billion. From December 1997 to August 1999, Ms. DiBattiste was the deputy United States attorney, Southern District of Florida and from July 1994 to December 1997, she was the director of the Executive Office for United States Attorneys, Department of Justice. From August 1993 to July 1994, she was the principal deputy general counsel for the Department of the Navy and from July 1991 to August 1993 she was an assistant United States attorney for the Southern District of Florida. Ms. DiBattiste enlisted in the United States Air Force in March 1971, received her commission in September 1976 and retired in the rank of Major after twenty years of service in 1991.

General Ronald R. Fogleman has served as a director since July 2005. General Fogleman retired in 1997 after 34 years of distinguished service in the United States Air Force. General Fogleman is currently the senior vice president of Projects International, an international business advising company, a position that he has held since May 2001. General Fogleman served as chairman and chief executive officer of Durango Aerospace, Inc., an international aviation consulting firm, from January 1998 until December 2004. In addition, from January 1998 to the present, General Fogleman has served as a consultant to various defense industry and related companies, including Northrop Grumman Corporation (NYSE: NOC), East Inc., RSL Electronics USA Inc., FMC Technologies, Inc. (NYSE: FTI), Bell Helicopter Textron Inc. (a subsidiary of Textron Inc. (NYSE: TXT)), Twentieth Century Alliance and Ahura Corporation. From October 1994 to September 1997, General Fogleman served as a member of the Joint Chiefs of Staff, acting as military advisor to the Secretary of Defense, the National Security Counsel and the President of the United States. From October 1994 to September 1997, he also served as the 15th Chief of Staff of the U.S. Air Force, as the senior uniformed officer responsible for organizing, training and equipping of 750,000 active duty, guard, reserve and civilian forces serving in the United States and overseas. From August 1992 to October 1994, he served as commander-in-chief of the U.S. Transportation Command (CINCTRANS). He currently serves on the board of directors of the following public companies: AAR Corporation (NYSE: AIR), a supplier of products and services to the aviation industry; Alliant Techsystems Inc. (NYSE: ATK), a provider of conventional munitions, rocket motors and advanced weapons and space systems; and World Airways, Inc., an air carrier providing customized transportation services. On May 31, 2004, General Fogleman became the non-executive Chairman of the Board of World Airways, Inc. (Nasdaq: WLDA).

General Robert T. Herres has served as a director since July 2005. General Herres retired from the United States Air Force in February 1990 after 36 years of distinguished service. General Herres is currently an advisor and consultant to a family trust and a director of Ellison Management Co., LLC, which provides asset management support and services to the trust, a position he has held since November 2000. From September 1993 until April 2000, General Herres served as chief executive officer of United Services Automobile Association (USAA), a member-owned diversified insurance and financial service organization serving current and former members of the U.S. military and their families. From September 1993 until October 2002, he served as USAA’s chairman. From March 2001 until September 2003, General Herres served as chairman of Luby’s, Inc. (NYSE: LUB), an owner and operator of restaurants. From February 1987 until February 1990, General Herres was vice chairman of the Joint Chiefs of Staff, acting as military advisor to the Secretary of Defense, the National Security Council and the President of the United States. During the prior ten years of his career in the Air Force, General Herres held the following positions: commander-in-chief, North American Aerospace Defense Command and U.S. space command and commander, U.S. Air Force Space Command (July 1984 to September 1987), commander of the Eighth Air Force (July 1981 to October 1982) and commander of the Air Force Communications Command (June 1979 to July 1981). He also served as the director for command, control and communications of the Department of Defense Joint Staff (from October 1982 to July 1984). General Herres has received numerous awards and commendations, including the Distinguished Service Medal, Defense Distinguished Service Medal, the Legion of Merit and the Bronze Star.

On November 8, 2007, Mr. Constantinos Tsakiris, a former director of the Company resigned from his position as a member of the board of directors of the Company.

Director Independence

Our board of directors has determined that Governor Gary E. Johnson, Carol A. DiBattiste, General Ronald R. Fogelman and Robert T. Herres are “independent directors” within the meaning of Rule 121(A) of the American Stock Exchange Company Guide and Rule 10A-3 promulgated under the Securities Act of 1934, as amended.

Number and Term of Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Mr. Wasserman, General Fogleman and Governor Johnson, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Blaha, Ms. DiBattiste and General Herres, will expire at the second annual meeting of stockholders.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. Other than Ms. DiBattiste and General Fogleman, none of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify and effect an acquisition although we cannot assure you that they will, in fact, be able to do so.

Special Advisor

In addition to our board of directors, we also have access to special advisors who have the background and experience to assist us in evaluating target businesses and consummating a business combination. We have initially identified Mr. Weinstein as our special advisor.

Michael Weinstein has been our special advisor since July 2005. Mr. Weinstein will from time to time assist us in evaluating target businesses and consummating a business combination. He has not and will not receive compensation for acting as our special advisor other than reimbursement for out-of-pocket expenses incurred by him on our behalf. Mr. Weinstein has over twenty years of experience in government procurement, business development, technology investments and law. Since October 2006, Mr. Weinstein has been the President and Founder of Military Religious Freedom Foundation, an organization supporting the upholding of religious freedoms in the United States armed forces. From November 2004 until September 2006, Mr. Weinstein was the director of business development, department of energy programs, for Perot Systems Corporation (NYSE: PER), a provider of technology-based business solutions. From December 2003 until November 2004, Mr. Weinstein was a partner with New York Technology Partners, LLC, a technology transfer startup company. From December 2002 to December 2003, Mr. Weinstein served as chief executive officer for Information Architects Corp. (OTCPK: IACH), an internet-based pre-employment screening company. From October 2000 to December 2002, he was the managing partner of Focos Investments, Inc., an “angel” investment firm. From June 2000 to August 2001, Mr. Weinstein acted as a partner in Link 1 LLC, a technology transfer startup company. Previously, Mr. Weinstein served as Assistant General Counsel in the Executive Office of the President of the United States from May 1986 to May 1987. From April 1984 to May 1986, he served as attorney advisor for telecommunications and information systems, Office of Management and Budget, Executive Office of the President of the United States and first chief of telecommunications and information systems procurement law for the United States Air Force from October 1982 to April 1984.

Board Committees

Our board of directors has an audit committee and our board of directors has adopted a charter for the audit committee, as well as a code of conduct and ethics that governs the conduct of our directors, officers and employees.

Our audit committee consists of General Herres, General Fogleman and Governor Johnson. Each member of our audit committee is financially literate under the current listing standards of the American Stock Exchange.

The audit committee will review the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee will also select our independent registered public accounting firm, review and approve the scope of the annual audit, review and evaluate the independent public accounting firm, review our annual audit and annual consolidated financial statements, review with management the status of internal accounting controls, evaluate problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluate all of our public financial reporting documents. In addition, our audit committee will be required to pre-approve all related party transactions between us and any of our officers, directors and 5% or more stockholders and their respective affiliates.

Nominees for the Company’s board of directors will be selected by vote of a majority of the Company’s independent directors. The compensation of our chief executive officer and other officers will be determined by a majority of our independent directors in accordance with Section 805 of the American Stock Exchange Company Guide.

Our audit committee (with any interested directors abstaining) will pass upon the reasonableness of any reimbursable expenses in excess of $10,000. Steven M. Wasserman, our Chief Executive Officer and President, will determine the reasonableness of reimbursement of lesser amounts.

Changes in Director Nomination Process for Stockholders

None.

Code of Ethics

We have adopted a code of ethics (the “Code”) applicable to our directors, officers and employees in accordance with applicable federal securities laws and rules of The American Stock Exchange. The Code was filed as Exhibit 14.1 to our registration statement on Form S-1/A filed with the Securities and Exchange Commission on February 9, 2007 and has been incorporated by reference into this annual report. A written copy of the Code will be provided upon request at no charge by writing to our Secretary, Alpha Security Group Corporation, 328 West 77th Street, New York, New York 10024.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officer and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Our directors, executive officer and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to the Company, all our directors, executive officer and persons who own more than 10% of our common stock have filed Forms 3, 4 and 5 on a timely basis during the year ended December 31, 2007.

Item 11.	Executive Compensation

No executive officer, director or initial stockholder, nor any affiliate thereof, has received any cash compensation for services rendered. No compensation of any kind, including finder’s and consulting fees, will be paid by us to any of our initial stockholders, including our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, and we have agreed to pay ASG Management, Inc., an affiliated entity of which Mr. Wasserman and Mr. Blaha are principals, $7,500 per month for office space and certain additional general and administrative services. Such individuals may be paid consulting, management or other fees from target businesses as a result of the business combination, with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to the stockholders. There is no limit on the amount of these out-of-pocket expenses. Our board of directors has designated Steven M. Wasserman, our Chief Executive Officer and President, to pass upon the reasonableness of the reimbursement of expenses incurred by any member of our management or board of directors in an amount of $10,000 or less. Reimbursement of expenses in excess of $10,000 will be passed upon by our audit committee, with any interested director abstaining. Other than through this review process, or by review by a court of competent jurisdiction if such reimbursement is challenged, provided that no proceeds held in the trust account will be used to reimburse out-of-pocket expenses prior to a business combination, there will be no other review of the reasonableness of these expenses. If all of our directors are not deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement, or monitoring our compliance with the terms of the public offering. In addition, since the role of our current management and directors subsequent to a business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to our current management and directors prior to or after a business combination by any target businesses.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 11, 2008, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, our officer, and all directors and our officer as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock
Steven M. Wasserman (1) (2)	830,000	10.9%
Robert B. Blaha (2)	400,000	5.3%
Gary E. Johnson (2)	50,000	*
Carol A. DiBattiste (2)	50,000	*
Ronald R. Fogleman (2)	50,000	*
Robert T. Herres (2)	50,000	*
Michael Weinstein (2)	50,000	*
Laura Haffner (2)	50,000	*
Fir Tree Value Master Fund, L.P., Fir Tree, Inc. and Fir Tree Capital Opportunity Master Fund, L.P. (3)	750,000	9.9%
Polar Securities Inc., North Pole Capital Master Fund and (4)	497,900	6.6%
Wolverine Convertible Arbitrage Fund, Ltd. (5)	396,875	5.2%
Azimuth Opportunity, Ltd. (6)	392,000	5.2%

All directors and executive officers as a group (six individuals)	1,430,000	18.9%

* Less than 1%

(1)
Includes 80,000 shares of common stock owned by Tukwila Group LLC, an entity in which Mr. Wasserman is the sole manager and equity holder and has sole voting and dispositive power with respect to such shares and reflects the redemption in September 2006 of 20,000 shares of our common stock previously owned by Tukwila Group LLC.

(2)	The business address for each of our directors and officer is c/o Alpha Security Group Corporation, 328 West 77th Street, New York, New York 10024.

(3)
Based on information contained in a Schedule 13G/A filed by Fir Tree Value Master Fund, L.P., Fir Tree, Inc. and Fir Tree Capital Opportunity Master Fund, L.P. on February 14, 2008. The business address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, New York 10017. The business address of both Fir Tree Value Master Fund, L.P. and Fir Tree Capital Opportunity Master Fund, L.P. is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands. Fir Tree Value Master Fund, L.P. is the beneficial owner of and may direct the vote and dispose of 603,800 shares of our common stock. Fir Tree Capital Opportunity Master Fund, L.P. is the beneficial owner of and may direct the vote and dispose of 146,200 shares of our common stock. Fir Tree, Inc. has been granted investment discretion over the shares of our common stock held by Fir Tree Value Master Fund, L.P. and Fir Tree Capital Opportunity Master Fund, L.P.

(4)
Based on information contained in a Schedule 13G/A filed by Polar Securities Inc. and North Pole Capital Master Fund on February 14, 2008. The business address of Polar Securities Inc. and North Pole Capital Master Fund is 372 Bay Street, 21st Floor, Toronto, Ontario M5H 2W9, Canada. Polar Securities Inc. serves as the investment manager to North Pole Capital Master Fund and a number of discretionary accounts to which it has voting and dispositive power over our common stock. Of the aggregate 497,900 shares of our common stock with respect to which it has voting and dispositive authority, 325,900 are beneficially owned by North Pole Capital Master Fund. Polar Securities Inc. and North Pole Capital Master Fund disclaim beneficial ownership of our common stock.

(5)
Based on information contained in a Schedule 13G filed by Wolverine Convertible Arbitrage Fund, Ltd. on February 14, 2008. The business address of Wolverine Convertible Arbitrage Fund, Ltd. is 175 W. Jackson, Suite 200, Chicago, IL 60604.

(6)
Based on information contained in a Schedule 13G filed by Azimuth Opportunity, Ltd. on August 2, 2007. The business address of Azimuth Opportunity, Ltd. is c/o Ogier Qwomar Complex, 4th Floor, P.O. Box 3170, Road Town, Tortola British Virgin Islands.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In July 2005, we issued 1,600,000 shares of our common stock to the individuals and entity set forth below for an aggregate amount of $25,000 in cash, at an average purchase price of $0.0156 per share, as follows:

Name	Number of Shares	Relationship to Us
Steven M. Wasserman	780,000	Chief Executive Officer, Chief Financial Officer, President, Secretary and Co-Chairman of our Board of Directors
Robert B. Blaha	420,000	Chief Management Officer, Executive Vice President and Director
Tukwila Group LLC	100,000	Affiliate of Steven M. Wasserman
Gary E. Johnson	50,000	Co-Chairman of our Board of Directors
Carol A. DiBattiste	50,000	Director
Ronald R. Fogleman	50,000	Director
Robert T. Herres	50,000	Director
Michael Weinstein	50,000	Special Advisor
Laura Haffner	50,000	Stockholder

The holders of the majority of these shares will be entitled to require us, on up to two occasions, to register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before one year following our consummation of a business combination. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

On March 21, 2007, Steven M. Wasserman, our Chief Executive Officer, Chief Financial Officer, President and Co-Chairman of our board of directors and Constantinos Tsakiris, a former member of our board of directors, purchased from us an aggregate of 3,200,000 warrants at $1.00 per warrant or an aggregate of $3,200,000 in a private placement (Mr. Wasserman purchased 500,000 warrants and, Mr. Tsakiris purchased 2,700,000 warrants). Messrs. Wasserman and Tsakiris paid the purchase price for the private placement warrants out of their own funds and did not receive directly or indirectly, any cash or other consideration from any party in order to make these purchases. Such funds were not borrowed from any third party. Such warrants are identical to the warrants included in the units sold in the public offering. Each warrant is exercisable into one share of common stock at $7.50 and will become exercisable on the later of: (i) the completion of a business combination with a target business or (ii) one year from the date of our initial public offering prospectus. The warrants are subject to a lock-up agreement and held in accounts established by Mr. Wasserman and Mr. Tsakiris with Maxim Group LLC until such time as we consummate a business combination. Mr. Wasserman and Mr. Tsakiris will not request, and Maxim Group LLC will not grant, any waiver of the lock-up agreement.

In May 2005, Steven M. Wasserman, our Chief Executive Officer, Chief Financial Officer, President and Co-Chairman of our board of directors, and Robert B. Blaha, our Chief Management Officer and Executive Vice President and a director, loaned us an aggregate of $187,802 to pay a portion of the expenses of the public offering, such as SEC registration fees, NASD registration fees and legal and accounting fees and expenses. We repaid Mr. Wasserman ($137,802) and Robert Blaha ($50,000) an aggregate of $187,802 out of the proceeds of the public offering for their loans which we used to cover expenses related to the public offering.

In addition, on March 16, 2007, Mr. Wasserman loaned us (on an interest-free basis) an additional $250,000 for expenses of the public offering. This loan was to be repaid within 90 days of the closing of the public offering, but has not been repaid through December 31, 2007.

We have agreed to pay ASG Management, Inc., an affiliated third party of which Mr. Wasserman and Mr. Blaha are principals, $7,500 per month for office space and certain additional general and administrative services.

In September 2006, we redeemed an aggregate of 20,000 shares of our common stock owned by Tukwila Group LLC, an entity owned by Steven M. Wasserman, for an aggregate consideration of $312.50 or $.01 per share.

On January 31, 2007, Steven M. Wasserman (30,000 shares) and Robert B. Blaha (20,000 shares) transferred an aggregate of 50,000 shares of our common stock to Constantinos Tsakiris for an aggregate consideration of $500 or $.01 per share.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. Our audit committee (with any interested directors abstaining) will pass upon the reasonableness of any reimbursable expenses in excess of $10,000. Steven M. Wasserman, our Chief Executive Officer and President, will pass upon the receivableness of reimbursement of lesser amounts. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the reimbursable out-of-pocket expenses payable to our officers and directors and the $7,500 per month payment to ASG Management, Inc., the principals of which are Mr. Wasserman and Mr. Blaha, no compensation or fees of any kind, including finders and consulting fees, will be paid by us to any of our initial stockholders, officers or directors who owned our common stock prior to the public offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

Our initial stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed permitted working capital distributions as described herein unless the business combination is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

After the consummation of a business combination, if any, to the extent our management remains as officers of the resulting business, we anticipate that our officers and directors may enter into employment agreements, the terms of which shall be negotiated at the time of the business combination. Further, after the consummation of a business combination, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation for their service as directors.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us at the time of such transactions to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval in each instance of our audit committee. In addition, our audit committee will gather pricing information, estimates or fairness opinions from unaffiliated third parties with respect to similar transactions undertaken by us to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

Director Independence

Our board of directors has determined that Governor Gary E. Johnson, Carol A. DiBattiste, General Ronald R. Fogelman and Robert T. Herres are “independent directors” within the meaning of Rule 121(A) of the American Stock Exchange Company Guide and Rule 10A-3 promulgated under the Securities Act of 1934, as amended.

Item 14.	Principal Accountant Fees and Services

As previously disclosed in our December 19, 2007 8-K filing, certain of the partners of Goldstein Golub Kessler LLP (GGK) became partners of McGladrey & Pullen, LLP (M&P). As a result, GGK resigned as auditors of the Company effective December 18, 2007 and M&P was appointed as our independent registered public accounting firm for the year ended December 31, 2007. During the year ended December 31, 2006, the firm of Goldstein Golub Kessler LLP (“GGK”) was our principal accountant. GGK had a continuing relationship with RSM McGladrey, Inc. (“RSM”), from which it leased auditing staff who were full time, permanent employees of RSM and through which its partners provided non-audit services. GGK had no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with its examination. M&P and RSM McGladrey, Inc. (RSM), an affiliate of M&P and GGK, have billed and anticipate billing the Company as follows for the years ended December 31, 2007 and 2006.

Fee Category	2007	2006
Audit fees – McGladrey & Pullen, LLP	$30,000	-
Audit Fees – Goldstein Golub Kessler LLP	$48,000	$37,764

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements and review of the interim financial statements included in our quarterly reports on Form 10-Q and services rendered in connection with our registration statement on Form S-1.

Audit Related Fees

We did not incur any audit-related fees with M&P or GGK for the years ended December 31, 2007 and 2006.

Tax Fees

We did not incur any tax fees with M&P or GGK for the years ended December 31, 2007 and 2006.

All Other Fees

We did not incur any fees with M&P or GGK for other professional services rendered for the years ended December 31, 2007 or 2006.

Pre-Approval Of Services

In accordance with the SEC’s auditor independence rules, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to us by our independent auditor.

Prior to the engagement of the independent auditors for any fiscal year’s audit, management submits to the Audit Committee for approval lists of recurring audit, audit-related, tax and other services expected to be provided by the independent auditors during that fiscal year. The Audit Committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

The fees for any services listed in a pre-approval schedule are budgeted, and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. The Audit Committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the Audit Committee on a case-by-case basis.

Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent auditors as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

The Audit Committee will not grant approval for:

•	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to us;

•	provision by the independent auditors to us of strategic consulting services of the type typically provided by management consulting firms; or

•
the retention of the independent auditors in connection with a transaction initially recommended by the independent auditors, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of our financial statements.

Tax services proposed to be provided by the auditor to any director, officer or employee of the Company who is in an accounting role or financial reporting oversight role must be approved by the Audit Committee on a case-by-case basis where such services are to be paid for by us, and the Audit Committee will be informed of any services to be provided to such individuals that are not to be paid for by us.

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

•	whether the service creates a mutual or conflicting interest between the auditor and us;

•	whether the service places the auditor in the position of auditing his or her own work;

•	whether the service results in the auditor acting as management or an employee of our company; and

•	whether the service places the auditor in a position of being an advocate for our company.

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

(b) Exhibits

The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation*
3.2	Amended and Restated By-laws*
4.1	Specimen Unit Certificate*
4.2	Specimen Common Stock Certificate*
4.3	Specimen Warrant Certificate*
4.4	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant*
10.1.1	Letter Agreement among the Registrant, Maxim Group LLC and Steven M. Wasserman*
10.1.2	Letter Agreement among the Registrant, Maxim Group LLC and Robert B. Blaha*
10.1.3	Letter Agreement among the Registrant, Maxim Group LLC and Michael Weinstein*
10.1.4	Letter Agreement among the Registrant, Maxim Group LLC and Carol A. DiBattiste*
10.1.5	Letter Agreement among the Registrant, Maxim Group LLC and Robert T. Herres*
10.1.6	Letter Agreement among the Registrant, Maxim Group LLC and Gary E. Johnson*
10.1.7	Letter Agreement among the Registrant, Maxim Group LLC and Ronald R. Fogleman*
10.1.8	Letter Agreement among the Registrant, Maxim Group LLC and Laura Haffner*
10.1.9	Letter Agreement among the Registrant, Maxim Group LLC and Constantinos Tsakiris*
10.1.10	Letter Agreement among the Registrant, Maxim Group LLC and the Tukwila Group LLC*
10.2	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant*
10.3	Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders*
10.4	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders*
10.5	Office Services Agreement by and between the Registrant and ASG Management, Inc.*
10.6.1	Promissory Note, dated May 18, 2005, as amended on January 16, 2007, issued to Steven M. Wasserman, in the amount of $137,802.50*
10.6.2	Promissory Note, dated May 18, 2005, as amended on January 16, 2007, issued to Robert B. Blaha, in the amount of $50,000*
10.6.3	Amended and Restated Letter Agreement between the Registrant and Steven M. Wasserman with respect to loan of up to $250,000*
10.7	Form of Unit Purchase Option Agreement between the Registrant and Maxim Group LLC*
10.8	Form of Subscription Agreement by and among the Registrant, Steven M. Wasserman and Constantinos Tsakiris*
14.1	Code of Ethics*
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange of 1934
32.1	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to our Registration Statement on Form S-1, Registration No. 333-127999, filed with the Securities and Exchange Commission on August 31, 2005, as amended.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA SECURITY GROUP CORPORATION

April 15, 2008	By:	/s/ Steven M. Wasserman
		Name:	Steven M. Wasserman
		Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 15, 2008	By:	/s/ Steven M. Wasserman
		Name:	Steven M. Wasserman
		Title:	Chief Executive Officer and Chief Financial Officer, President, Secretary and Co-Chairman of the Board of Directors (Principal Executive and Financial Officer)

April 15, 2008	By:	/s/ Gary E. Johnson
		Name:	Gary E. Johnson
		Title:	Co-Chairman of the Board of Directors

April 15, 2008	By:	/s/ Robert B. Blaha
		Name:	Robert B. Blaha
		Title:	Chief Management Officer, Executive Vice President and Director

April 15, 2008	By:	/s/ Carol A. DiBattiste
		Name:	Carol A. DiBattiste
		Title:	Directors

April 15, 2008	By:	/s/ Ronald R. Fogleman
		Name:	Ronald R. Fogleman
		Title:	Directors

April 15, 2008	By:	/s/ Robert T. Herres
		Name:	Robert T. Herres
		Title:	Directors

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)

FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alpha Security Group Corporation

We have audited the balance sheet of Alpha Security Group Corporation (a corporation in the development stage) as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and the amounts included in the cumulative columns in the statements of operations and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Security Group Corporation as of December 31, 2007, and the results of its operations and its cash flows for the year then ended and the amounts included in the cumulative columns in the statements of operations and cash flows for the year ended December 31, 2007 in conformity with U. S. generally accepted accounting principles.

/s/ MCGLADREY & PULLEN LLP
MCGLADREY & PULLEN LLP
New York, New York
April 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alpha Security Group Corporation

We have audited the accompanying balance sheet of Alpha Security Group Corporation (a corporation in the development stage) as of December 31, 2006, and the related statements of operations, stockholders’ deficiency, and cash flows for the year then ended and the amounts included in the cumulative columns for the period from April 20, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Security Group Corporation as of December 31, 2006 and the results of its operations and its cash flows for the year then ended and for the period included in the cumulative column from April 20, 2005 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York
April 2, 2007

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

BALANCE SHEETS

	December 31, 2007	December 31, 2006

ASSETS

Current Assets
Cash	$8,726	$7,119
Investment in trust account	60,578,630	—
Prepaid expenses	17,342	—
Total current assets	60,604,698	7,119
Deferred tax asset	150,220	—
Property & equipment, net of depreciation	6,099	—
Deferred offering costs	—	495,712
Total assets	$60,761,017	$502,831

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accrued offering costs — principally professional fees	$—	$325,386
Accrued expenses	75,235	—
Deferred underwriting fees	1,800,000	—
Notes payable — stockholders	250,000	187,802
Total liabilities	2,125,235	513,188

Common stock, subject to possible redemption, 2,099,400 shares, at redemption value of $9.70 per share	20,364,180	—

Commitments
Stockholders’ equity (deficiency)
Preferred stock, $.0001 par value, authorized 1,000,000 shares, none issued
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 7,580,000 shares, inclusive of 2,099,400 shares subject to possible redemption and 1,580,000 shares at December 30, 2007 and December 31, 2006	758	158
Additional paid in capital	37,488,281	24,530
Earnings (deficit) accumulated during the development stage	782,563	(35,045)
Total stockholders’ equity (deficiency)	38,271,602	(10,357)

Total liabilities and stockholders’ equity (deficiency)	$60,761,017	$502,831

See accompanying notes to financial statements.

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

STATEMENTS OF OPERATIONS

			For the period from April 20,
	Years ended		2005
	December 31, 2007	December 31, 2006	(Inception) to December 31, 2007

Formation and operating costs	$(504,258)	$(23,905)	$(539,303)

Interest and dividend income	2,094,530	—	2,094,530

Net income (loss) before provision for income taxes	1,590,272	(23,905)	1,555,227

Provision for income taxes	772,664		772,664

Net income (loss)	$817,608	$(23,905)	$782,563

Weighted average shares outstanding	6,166,301	1,594,167	3,288,032

Net income (loss) per share	$0.13	$(0.01)	$0.24

See accompanying notes to financial statements.

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	For the period from April 20, 2005 (inception) to December 31, 2007
	Common stock		Additional paid-in	Earnings (deficit) accumulated during the development	Stockholders’ equity
	Shares	Amount	capital	stage	(deficiency)

Common shares issued July 18, 2005 at $.0156	1,600,000	$160	$24,840	$—	$25,000

Net loss - 2005				(11,140)	(11,140)

Balance - December 31, 2005	1,600,000	$160	$24,840	$(11,140)	$13,860

Net loss - 2006				(23,905)	(23,905)
Redemption - September 15, 2006	(20,000)	(2)	(310)		(312)

Balance - December 31, 2006	1,580,000	$158	$24,530	$(35,045)	$(10,357)

Proceeds of private placement -March 21, 2007			3,200,000		3,200,000

Common shares issued March 28, 2007 at $10 per share	6,000,000	600	59,999,400		60,000,000

Proceeds subject to possible redemption			(20,364,180)		(20,364,180)

Expenses of the Offering			(5,371,569)		(5,371,569)

Net income - 2007				817,608	817,608
Proceeds of options sold			100		100

Balance - December 31, 2007	7,580,000	$758	$37,488,281	$782,563	$38,271,602

See accompanying notes to financial statements

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

STATEMENTS OF CASH FLOWS

	For the year ended		For the period
			April 20, 2005
			(Inception) to
	December 31, 2007	December 31, 2006	December 31, 2007
Cash flows from operating activities:
Net income (loss)	$817,608	$(23,905)	$782,563

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation	299	—	299

Increase in investment in Trust Account	(2,086,835)	—	(2,086,835)
Increase in deferred tax asset	(150,220)	—	(150,220)
Increase in prepaid expenses	(17,342)	—	(17,342)
Increase in accrued expenses	74,001	—	75,235

Net cash used in operating activities	(1,362,489)	(23,905)	(1,396,300)

Cash flows from investing activities
Payment to trust account	(60,002,831)	—	(60,002,831)
Withdrawals from trust account	1,511,036	—	1,511,036
Purchase of equipment	(6,398)	—	(6,398)

Net cash used in investing activities	(58,498,193)	—	(58,498,193)

Cash flows from financing activities:
Payment of expenses of offering	(3,400,009)	(55,066)	(3,571,569)
Proceeds from sale of common stock	—	—	25,000
Proceeds from notes payable - stockholders	250,000	—	437,802
Proceeds from initial public offering	60,000,000	—	60,000,000
Proceeds from private placement	3,200,000	—	3,200,000
Proceeds from sale of option	100	—	100
Repayment of notes payable - stockholders	(187,802)	—	(187,802)
Redemption of stock	—	(312)	(312)
Net cash provided by (used in) financing activities	59,862,289	(55,378)	59,903,219

Net increase (decrease) in cash	1,607	(79,283)	8,726

Cash - beginning of period	7,119	86,402	—

Cash - end of period	$8,726	$7,119	$8,726

Supplemental disclosure of cash flow information

Cash paid for income taxes	$923,038	$—	$923,038

Supplemental disclosure of non-cash financing activities:

Accrual of deferred offering fees	$1,800,000	$54,531	$1,800,000

See accompanying notes to financial statements.

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

At December 31, 2007, the Company had not yet commenced any operations. All activity through December 31, 2007 relates to the Company’s formation, a private placement and the public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on March 23, 2007. On March 21, 2007, the Company completed a private placement (the “Private Placement”) and received net proceeds of $3,200,000. The Company consummated the Public Offering on March 28, 2007 and received net proceeds of $60,000,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the “Offerings”) (as described in Note 2), although substantially all of the net proceeds of the Offerings (exclusive of working capital) are intended to be generally applied toward consummating a business combination with a target business. As used herein, a “target business” shall include an operating business in the U.S. homeland security or defense industries, or a combination thereof, and a “business combination” shall mean the acquisition by the Company of such a target business. There is no assurance that the Company will be able to effect a business combination successfully.

Of the proceeds of the Offerings, $60,002,831 was placed in a trust account (“Trust Account”) at JP MorganChase, New York, New York, maintained by American Stock Transfer & Trust Company, the Company’s transfer agent. This amount includes the net proceeds of the Public Offering and the Private Placement (including interest thereon), $1,800,000 of deferred underwriting compensation fees which will be paid to Maxim Group LLC if, and only if, a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash and in full if a business combination is not consummated and certain other deferred expenses.

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

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

With respect to the first business combination which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $10 per share plus the pro-rata share of any accrued interest earned on the Trust Account, net of: (i) taxes payable on interest income earned on the Trust Account, State of Delaware franchise taxes, repayment of $250,000 of an additional officer loan made prior to closing of the Public Offering by Steven M. Wasserman (such loan was to be repaid within 90 days of the closing of the Public Offering, but has not been repaid through December 31, 2007) and (ii) up to $1,825,000 of interest earned on the Trust Account released to the Company to fund its working capital. Accordingly, Public Stockholders holding 34.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In the event that more than 20% of the Public Stockholders exercise their redemption rights, a proportional percentage of the common stock held by the Company’s Initial Stockholders will automatically, and without any further action required by the Company or such stockholders, be forfeited and cancelled upon consummation of the business combination. The percentage of shares forfeited will be equal to the percentage of redemptions above 20% and will be pro rata among the Initial Stockholders on the 1,580,000 shares owned by them.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Trust Account as part of a stockholder-approved plan of dissolution and liquidation in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the Public Offering and the business combination has not yet been consummated within such 18 month period. In the event of such liquidation, the amount in the Trust Account will be distributed to the holders of the shares sold in the Public Offering. The Company’s initial business combination must be for assets or with a target business the fair market value of which is at least equal to 80% of the Company’s net assets at the time of such acquisition (exclusive of Maxim Group LLC’s deferred underwriting compensation, including interest thereon, held in the trust account). Steven M. Wasserman, Chief Executive Officer, Chief Financial Officer, President and Co-Chairman of the board of directors and Constantinos Tsakiris, a former director of the Company, purchased warrants to purchase an aggregate of 3,200,000 shares of common stock in the Private Placement for an aggregate purchase price of $3,200,000 or $1.00 per warrant. The Private Placement warrants are exercisable on the later of (i) the completion of a business combination or (ii) March 23, 2008.

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

Fair Value of Financial Instruments

    The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the balance sheet at December 31, 2007.

The Trust Account investment are held in a U.S. Government money market account in which cost approximates fair value.

Income Taxes

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. All tax years remain open to examination by the major taxing jurisdictions to which we are subject.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations”. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for acquisitions on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

    In December 2007, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 160 “Non-Controlling Interests in Consolidated Financial Statements” (“SFAS 160”) that is effective for periods beginning on or after December 15, 2008. Upon adoption of SFAS 160, the Company will re-classify any non-controlling interests as a component of equity.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

1. Organization, Proposed Business Operations and Summary of Significant Accounting Policies (continued)

Income (Loss) per Common Share

Income (Loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Shares of common stock issuable upon the exercise of options and warrants at December 31, 2007 (9,410,000 shares) are excluded from the computation since such options and warrants are contingently exercisable.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

On March 21, 2007, Steven M. Wasserman, Chief Executive Officer, Chief Financial Officer, President and Co-Chairman of the board of directors and Constantinos Tsakiris, a former director, acquired warrants to purchase an aggregate of 3,200,000 shares of common stock from the Company in a Private Placement. The total purchase price for the warrants was $3,200,000 or $1.00 per warrant. The Warrants included in the Private Placement have terms identical to the Warrants included in the Offering.

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

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

2. Public Offering and Private Placement (continued)

The Company will use its best efforts to cause a registration statement to become effective on or prior to the commencement of the warrant exercise period and to maintain the effectiveness of such registration statement until the expiration of the Warrants. If the Company is unable to maintain the effectiveness of such registration until the expiration of the Warrants and therefore is unable to deliver registered shares, the Warrants may become worthless.

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

The Company has accounted for this purchase option as a cost of raising capital and has included the instrument as equity in its financial statements. Accordingly, there is no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has estimated, based upon a Black Scholes model, that the fair value of the purchase option on the date of sale was approximately $4.46 per unit (a total value of $468,300), using an expected life of five years, volatility of 47.60% and a risk-free rate of 4.75%. The volatility calculation is based on the average volatility of 12 companies in the U.S. homeland security and defense industries during the period from March 14, 2002 to March 15, 2007. Because the Company did not have a trading history, the Company needed to estimate the potential volatility of its unit price, which depended on a number of factors which could not be ascertained at the time. The Company used these companies because management believed that the volatility of these companies was a reasonable benchmark to use in estimating the expected volatility for the Company’s units. Although an expected life of five years was used in the calculation, if the Company does not consummate a business combination within the prescribed time period and it liquidates, the option will become worthless.

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

4. Commitments (continued)

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

5. Income Taxes

The Company’s provision for (benefit from) income taxes is as follows:

Year ended December 31, 2007
Current:
Federal	$574,837
State & local	348,047

Total Current	922,884

Deferred:
Federal	(93,658)
State & local	(56,562)

Total Deferred	(150,220)

Total Provision	$772,664

Significant components of the Company’s deferred tax asset are as follows:

	December 31, 2007	December 31, 2006

Expenses deferred for income tax purposes	193,878	11,915
Valuation allowance	(43,658)	(11,915)
Total deferred tax asset	$150,220	$—

A reconciliation of the Company’s income tax provision (benefit) at the federal statutory rate to the actual income tax provision (benefit) is as follows:

	December 31, 2007	December 31, 2006
Federal income tax rate	34.00%	34.00%
State & local tax rates	10.90
Valuation Allowance	3.70%	(34.00)%

Effective Tax Rate	48.60%	—

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The Company had a net deferred tax asset of approximately $150,220 on December 31, 2007. A valuation allowance was established for the realizability of certain tax benefits considering the expected future taxable income of the Company.

6. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the board of directors.

7. Stockholders’ Equity

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