Form 10-Q
period 2008-03-31
Alpha Security Group CORP
filed 2008-05-21
CIK 1329361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 001-33354

Alpha Security Group Corporation
(Exact name of registrant as specified in its charter)

Delaware	03-0561397
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

328 West 77th Street
New York, New York 10024
(Address of Principal Executive Offices) (Zip Code)

212-877-1588
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 7,580,000 shares of the Registrant’s common stock issued and outstanding as of May 19, 2008.

TABLE OF CONTENTS

		Page No.
Part I.	Financial Information	2
Item 1.	Financial Statements
	Condensed Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	2
	Condensed Statement of Income for the three months ended March 31, 2008 and March 31, 2007, and for the period from April 20, 2005 (date of inception) to March 31, 2008 (unaudited)	3
	Condensed Statement of Stockholders’ Equity for the period from April 20, 2005 (date of inception) to March 31, 2008	4
	Condensed Statement of Cash Flows for the three months ended March 31, 2008 and March 31, 2007, and from April 20, 2005 (date of inception) to March 31, 2008 (unaudited)	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T.	Controls and Procedures	16
Part II.	Other Information	17
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Default Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	17
	Signatures	18

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED BALANCE SHEET

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS

Current Assets
Cash	$16,351	$8,726
Investment in trust account	60,933,914	60,578,630
Prepaid expenses & taxes	700	17,342
Total current assets	60,950,965	60,604,698
Deferred tax asset	198,115	150,220
Property & equipment, net of depreciation	7,679	6,099
Total assets	$61,156,759	$60,761,017

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses and taxes	$111,984	$75,235
Income taxes payable	166,575	-
Deferred underwriting fees	1,800,000	1,800,000
Notes payable - stockholder	250,000	250,000
Total liabilities	2,328,559	2,125,235

Common stock, subject to possible redemption, 2,099,400 shares, at redemption value of $9.70 per share	20,364,180	20,364,180

Commitments

Stockholders' equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares, none issued
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 7,580,000 shares at March 31, 2008 and December 31, 2007	758	758
Additional paid-in capital	37,488,281	37,488,281
Earnings accumulated during the development stage	974,981	782,563
Total stockholders' equity	38,464,020	38,271,602

Total liabilities and stockholders' equity	$61,156,759	$60,761,017

See accompanying notes to financial statements.

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)
CONDENSED STATEMENT OF INCOME (UNAUDITED)

	For the		For the period from
	Three months ended March 31, 2008	Three months ended March 31, 2007	April 20, 2005 (inception) to March 31, 2008
	(unaudited)	(unaudited)	(unaudited)

Interest and dividend income	$540,574	$37,660	$2,635,104

Formation and operating costs	(158,351)	(25,722)	(697,654)

Income before provision for income taxes	382,223	11,938	1,937,450

Provision for income taxes	189,805	-	962,469

Net income	$192,418	$11,938	$974,981

Weighted average shares outstanding	7,580,000	1,846,667	3,650,678

Net income per share	$0.03	$0.01	$0.27

See accompanying notes to financial statements.

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	For the period from April 20, 2005 (inception) to March 31, 2008
				Earnings (deficit)
	Common stock		Additional paid-in	accumulated during the	Stockholders'
	Shares	Amount	capital	development stage	equity (deficiency)
Common shares issued July 18, 2005 at $.0156	1,600,000	$160	$24,840	$-	$25,000

Net loss - 2005				(11,140)	(11,140)

Balance - December 31, 2005	1,600,000	$160	$24,840	$(11,140)	$13,860

Net loss - 2006				(23,905)	(23,905)
Redemption - September 15, 2006	(20,000)	(2)	(310)		(312)

Balance - December 31, 2006	1,580,000	$158	$24,530	$(35,045)	$(10,357)

Proceeds of private placement - March 21, 2007			3,200,000		3,200,000

Common shares issued March 28, 2007 at $10 per share	6,000,000	600	59,999,400		60,000,000

Proceeds subject to possible redemption			(20,364,180)		(20,364,180)

Expenses of the Offering			(5,371,569)		(5,371,569)

Net income - 2007				817,608	817,608
Proceeds of options sold			100		100

Balance - December 31, 2007	7,580,000	$758	$37,488,281	$782,563	$38,271,602

(unaudited)
Net income-January 1-March 31, 2008				192,418	192,418

Balance March 31, 2008	7,580,000	758	$37,488,281	$974,981	$38,464,020

See accompanying notes to financial statements.

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the period from April 20, 2005	For the three months ended
	(Inception) to March 31, 2008	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$974,981	$192,418	$24,501

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation	719	420	-
Increase in investment in Trust Account	(2,627,409)	(540,574)	(33,303)
Increase in deferred tax asset	(198,115)	(47,895)	-
(Increase) decrease in prepaid expenses/other receivables	(700)	16,642	(9,224)
Increase in income taxes payable	166,575	166,575
Increase in accounts payable and accrued expenses	111,984	36,749	3,536

Net cash (used in) operating activities	(1,571,965)	(175,665)	(14,490)

Cash flows from investing activities
Payment to trust account	(60,002,831)	-	(60,002,831)
Withdrawals from trust account	1,696,326	185,290	-
Purchase of equipment	(8,398)	(2,000)	-

Net cash provided by (used in) investing activities	(58,314,903)	183,290	(60,002,831)

Cash flows from financing activities:
Payment of expenses of offering	(3,571,569)	-	(3,250,009)
Proceeds from sale of common stock	25,000	-	-
Proceeds from notes payable - stockholder(s)	250,000	-	250,000
Proceeds from initial public offering	60,000,000	-	60,000,000
Proceeds from private placement	3,200,000	-	3,200,000
Proceeds from sale of option	100	-	-
Repayment of notes payable - stockholders	-	-	(187,802)
Payment of deferred offering costs	-	-	-
Redemption of stock	(312)	-	-

Net cash provided by financing activities	59,903,219	-	60,012,189

Net increase (decrease) in cash	16,351	7,625	(5,132)

Cash - beginning of period	-	8,726	7,119

Cash - end of period	$16,351	$16,351	$1,987

Supplemental disclosure of cash flow information

Cash paid for income taxes	$993,634	$70,596	$-

Supplemental disclosure of non-cash financing activities:

Accrual of deferred offering costs	$1,800,000	$-	$1,890,000

See accompanying notes to financial statements.

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

1. Organization, Proposed Business Operations and Summary of Significant Accounting Policies

Basis of Presentation

The condensed financial statements at March 31, 2008 and for the periods ended March 31, 2008 and 2007 are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 15, 2008. The December 31, 2007 balance sheet and the statement of stockholders’ equity for the period ended December 31, 2007 have been derived from these audited financial statements. The accounting policies used in preparing these unaudited financial statements are consistent with those described in the December 31, 2007 audited financial statements.

Nature of Operations

Alpha Security Group Corporation (the “Company”) was incorporated in the State of Delaware on April 20, 2005 as a blank check company formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the U.S. homeland security or defense industries or a combination thereof.

At March 31, 2008, the Company had not yet commenced any operations. All activity through March 31, 2008 relates to the Company’s formation, a private placement and the public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on March 23, 2007. On March 21, 2007, the Company completed a private placement (the “Private Placement”) and received net proceeds of $3,200,000. The Company consummated the Public Offering on March 28, 2007 and received net proceeds of $54,628,431. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the “Offerings”) (as described in Note 2), although substantially all of the net proceeds of the Offerings (exclusive of working capital) are intended to be generally applied toward consummating a business combination with a target company. As used herein, a “target business” shall include an operating business in the U.S. homeland security or defense industries, or a combination thereof, and a “business combination” shall mean the acquisition by the Company of such a target business. There is no assurance that the Company will be able to effect a business combination successfully.

At March 31, 2008, $60,933,914 is being held in a trust account (“Trust Account”) at JP MorganChase, New York, New York, maintained by American Stock Transfer & Trust Company, the Company’s transfer agent. This amount includes the net proceeds of the Public Offering and the Private Placement (including interest thereon), interest earned since the public offering was declared effective which has not yet been withdrawn for working capital needs and $1,800,000 of deferred underwriting compensation fees (the “Discount”) which will be paid to Maxim Group LLC if, and only if, a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash and in full if a business combination is not consummated.

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

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

With respect to the first business combination which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $10 per share plus the pro-rata share of any accrued interest earned on the Trust Account, net of: (i) taxes payable on interest income earned on the Trust Account, State of Delaware franchise taxes, repayment of $250,000 of an additional officer loan made prior to closing of the Public Offering by Steven M. Wasserman (such loan was to be repaid within 90 days of the closing of the Public Offering, but has not been repaid through March 31, 2008) and (ii) up to $1,825,000 of interest earned on the Trust Account released to the Company to fund its working capital. Accordingly, Public Stockholders holding 34.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In the event that more than 20% of the Public Stockholders exercise their redemption rights, a proportional percentage of the common stock held by the Company’s Initial Stockholders will automatically, and without any further action required by the Company or such stockholders, be forfeited and cancelled upon consummation of the business combination. The percentage of shares forfeited will be equal to the percentage of redemptions above 20% and will be pro rata among the Initial Stockholders on the 1,580,000 shares owned by them.

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
March 31, 2008

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

Income Taxes

The Company recorded a deferred tax asset of $198,115 and $150,220 at March 31, 2008 and December 31, 2007, respectively, for the tax effect of temporary differences, aggregating $582,692 and $441,823 In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company recorded a valuation allowance of $56,348 and $43,658 at March 31, 2008 and December 31, 2007 respectively. The effective tax rate differs from the statutory rate of 34% due to the effect of state and local income taxes.

On January 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 requires that the impact of a tax position be recognized in the financial statements if it is more likely than not that the tax position will be sustained on tax audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of tax positions that do not meet the “more likely than not” standard, classification of tax assets and liabilities, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no effect on our financial condition or results of operations since the company has not identified any uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. All tax years remain open to examination by the major taxing jurisdictions to which it is subject.

Share-Based Payments

The Company accounts for share-based payments in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) as of the date of issuance of the warrants described in Note 2.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations”. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

1. Organization, Proposed Business Operations and Summary of Significant Accounting Policies (continued)

Income Per Common Share

Income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Shares of common stock issuable upon the exercise of options and warrants at March 31, 2008 (9,410,000 shares) are excluded from the computation since such options and warrants are contingently exercisable.

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
March 31, 2008

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

The Company has engaged the representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative for bona fide services rendered a cash commission equal to 5% of the exercise price for each warrant exercised more than one year after the effective date of the prospectus if the exercise was solicited by the representative. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information,

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

4. Commitments (continued)

either orally or in writing, to warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

•	the market price of the underlying shares of common stock is lower than the exercise price;

•	the holder of the warrants has not confirmed in writing that the representative solicited the exercise;

•	the warrants are held in a discretionary account;

•	the warrants are exercised in an unsolicited transaction; or

•	the arrangement to pay the commission is not disclosed in the prospectus provided to warrant holders at the time of exercise.

5. Income Taxes

The Company’s provision for (benefit from) income taxes is as follows:

	3 months ended	Year ended
	March 31, 2008	December 31, 2007
Current:
Federal	$148,009	$574,837

State	89,691	348,047

Total Current	$237,700	$922,884

Deferred:
Federal	$(29,823)	$(93,658)

State	(18,072)	(56,562)

Total deferred	$(47,895)	$(150,220)

Total provision	$189,805	$772,664

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Significant components of the Company’s deferred tax asset are as follows:

	March 31, 2008	December 31, 2007

Expenses deferred for income tax purposes	$246,010	$193,878

Valuation allowance	(47,895)	(43,658)

Total deferred tax asset	$198,115	$150,220

A reconciliation of the Company’s income tax provision (benefit) at the federal statutory rate to the actual income tax provision (benefit) is as follows:

	March 31, 2008	December 31, 2007

Federal income tax rate	34.00%	34.00%

State & local tax rate	10.90%	10.90%

Valuation Allowance	3.70%	3.70%

Effective Tax Rate	48.60%	48.60%

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The Company had net deferred tax assets of approximately $198,115 on March 31, 2008 and $150,220 on December 31, 2007 partially offset by valuation allowances. A valuation allowance was established for the realizability of certain tax benefits considering the expected future taxable income of the Company.

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under "Risk Factors" (pages 16-36) in our final prospectus dated March 23, 2007, as amended, relating to the Public Offering, and in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

We were formed on April 20, 2005, to serve as a vehicle to acquire one or more domestic or international operating businesses in the U.S. homeland security or defense industries or a combination thereof, through a merger, capital stock exchange, asset acquisition or other similar business combination. Our initial business combination must be with a target business or businesses whose fair market value is equal to at least 80% of our net assets at the time of such acquisition. Since our offering, we have been actively searching for a suitable business combination candidate. We currently have not entered into any definitive agreement with any potential target businesses. We are not engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. We intend to utilize cash derived from the proceeds of our recently completed public offering and private placement, our capital stock, debt or a combination thereof, in effecting a business combination. restricting our ability to obtain additional financing while such securities were outstanding.

We cannot assure investors that we will find a suitable business combination in the allotted time.

Results of Operations for The Three-Month Periods Ended March 31, 2008 and March 31, 2007

We reported net income of $192,418 for the three-month period ended March 31, 2008. Net income consisted of interest income of $540,574 reduced by of $158,351 of operating expenses. Operating expenses consisted of consulting and professional fees of $43,867, insurance expense of $16,113, travel expense of $38,990, Delaware franchise fees of $15,563 and other operating costs of $43,818.

The trust account earned interest of $540,574 during the three months ended March 31, 2008, none of which is attributable to common stock subject to possible redemption. We had $60,933,914 in trust as of March 31, 2008.

Until we enter into a business combination, we will not generate operating revenues.

We reported net income of $11,938 for the three-month period ended March 31, 2007. Net income consisted of interest income of $37,660 reduced by of $25,722 of operating expenses. Operating expenses consisted of travel expense of $12,508, Delaware franchise fees of $10,552 and other operating costs of $2,662.

The trust account earned interest of $37,660 during the three months ended March 31, 2007, none of which is attributable to common stock subject to possible redemption. We had $60,036,134 in trust as of March 31, 2007.

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

While funds are held in the trust account, they will only be invested in Treasury Bills issued by the United States government having a maturity of 180 days or less or money market funds meeting the criteria under Rule 2a-7 under the 1940 Act. Interest earned will be applied in the following order of priority:

•	payment of taxes on trust account interest income;

•	payment of State of Delaware franchise taxes;

•	repayment of up to $250,000 of an additional officer loan made prior to the closing of this offering by Steven M. Wasserman;

•	our working capital requirements before we complete a business combination and, if necessary, funding the costs of our potential dissolution and liquidation;

•	solely if we complete a business combination, interest on the amount of deferred underwriters' compensation payable to the underwriters; and

•	the balance, if any, to us if we complete a business combination or to our public stockholders if we do not complete a business combination.

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

We believe that the funds available to us from interest income earned on the trust account ($1,825,000) will be sufficient to allow us to operate for at least 24 months or March 2009, assuming that a business combination is not consummated during that time. Over this time period, the following estimated expenditures are anticipated: $400,000 of expenses for legal, accounting and other expenses attendant to the structuring, negotiating and consummation of a business combination, $500,000 of expenses for identification, evaluation and due diligence investigation of a target business, $180,000 for administrative services and support payable to an affiliated third party ($7,500 per month for 24 months), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $150,000 for directors' and officers' liability insurance and $495,000 for general working capital that will be used for miscellaneous expenses and reserves, deferred legal fees of $90,000, costs of dissolution and liquidation and reserves, if any, which we currently estimate to be approximately $50,000 to $75,000, potential deposits, down payments or funding of a "no-shop" provision in connection with a particular business combination and key-man insurance.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to consummating a business combination. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination.

In addition to the above described allocation of interest accrued on the trust account, at March 31, 2008, we had funds aggregating $16,351 held outside of the trust account.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information has been omitted based on the Company’s status as a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008 was made under the supervision and with the participation of our management, including our principal executive and principal financial officer. Based on that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls.

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

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

This information has been omitted based on the Company’s status as a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

ALPHA SECURITY GROUP CORPORATION

May 20, 2008	By:	/s/ Steven M. Wasserman
Steven M. Wasserman
Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)