Form 10-Q
period 2008-06-30
Alpha Security Group CORP
filed 2008-08-14
CIK 1329361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
or

ð	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ð

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 7,580,000 shares of the Registrant’s common stock issued and outstanding as of August 13, 2008.

TABLE OF CONTENTS

		Page No.
Part I.	Financial Information	F-1
Item 1.	Financial Statements	F-1
	Condensed Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	F-1
	Condensed Statements of Income for the three and six months ended June 30, 2008 and June 30, 2007, and for the period from April 20, 2005 (date of inception) to June 30, 2008 (unaudited)	F-2
	Condensed Statement of Stockholders’ Equity for the period from April 20, 2005 (date of inception) to June 30, 2008	F-3
	Condensed Statements of Cash Flows for the three and six months ended June 30, 2008 and June 30, 2007, and from April 20, 2005 (date of inception) to June 30, 2008	F-4
	Notes to Condensed Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4
Item 4T.	Controls and Procedures	4
Part II.	Other Information	5
Item 1.	Legal Proceedings	5
Item 1A.	Risk Factors	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3.	Default Upon Senior Securities	5
Item 4.	Submission of Matters to a Vote of Security Holders	5
Item 5.	Other Information	5
Item 6.	Exhibits	5
	Signatures	6

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED BALANCE SHEET

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Current Assets
Cash	$14,558	$8,726
Investment in trust account	60,735,326	60,578,630
Prepaid expenses & taxes	29,671	17,342
Total current assets	60,779,555	60,604,698
Deferred tax asset	282,775	150,220
Property & equipment, net of depreciation	7,259	6,099
Total assets	$61,069,589	$60,761,017

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$125,074	$75,235
Income taxes payable	61,054	-
Deferred underwriting fees	1,800,000	1,800,000
Notes payable - stockholders	250,000	250,000
Total liabilities	2,236,128	2,125,235

Common stock, subject to possible redemption, 2,099,400 shares, at redemption value of $9.70 per share	20,364,180	20,364,180

Commitments

Stockholders' equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares, none issued
Common stock, $.0001 par value, authorized 30,000,000 shares; issued and outstanding 7,580,000 shares, inclusive of 2,099,400 shares subject to possible redemption, at June 30, 2008 and December 31, 2007	758	758
Additional paid-in capital	37,488,281	37,488,281
Earnings accumulated during the development stage	980,242	782,563
Total stockholders' equity	38,469,281	38,271,602

	$61,069,589	$60,761,017
Total liabilities and stockholders' equity

See accompanying notes to condensed financial statements.

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENT OF INCOME

	For the				For the period from
					April 20, 2005
	Three months ended		Six months ended		(inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest and dividend income	$329,060	$720,902	$869,634	$771,125	$2,964,163

Formation and operating costs	(266,539)	(193,394)	(424,890)	(219,116)	(964,192)

Net income before provision for income taxes	62,521	527,508	444,744	552,009	1,999,971

Provision for income taxes	(57,260)	(272,880)	(247,065)	(272,880)	(1,019,729)

Net income	$5,261	$254,628	$197,679	$279,129	$980,242

Weighted average shares outstanding	7,580,000	7,580,000	7,580,000	4,729,171	3,956,815

Net income per share-basic and diluted	$0.00	$0.03	$0.03	$0.06	$0.25

See accompanying notes to condensed financial statements.

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	For the period from April 20, 2005 (inception) to June 30, 2008

	Common stock
				Earnings (deficit)
			Additional paid-in	accumulated during the	Stockholders'
	Shares	Amount	capital	development stage	equity (deficiency)

Common shares issued July 18, 2005 at $.0156	1,600,000	$160	$24,840	$-	$25,000

Net loss - 2005				(11,140)	(11,140)

					-
Balance - December 31, 2005	1,600,000	160	24,840	(11,140)	13,860
					-

Net loss - 2006				(23,905)	(23,905)
Redemption - September 15, 2006	(20,000)	(2)	(310)		(312)

Balance - December 31, 2006	1,580,000	158	24,530	(35,045)	(10,357)

Proceeds of private placement - March 21, 2007			3,200,000		3,200,000

Common shares issued March 28, 2007 at $10 per share	6,000,000	600	59,999,400		60,000,000

Proceeds subject to possible redemption			(20,364,180)		(20,364,180)

Expenses of the Offering			(5,371,569)		(5,371,569)

Net income - 2007				817,608	817,608
Proceeds of options sold			100		100

Balance - December 31, 2007	7,580,000	758	37,488,281	782,563	38,271,602

(unaudited)
Net income-for the period				197,679	197,679

Balance - June 30, 2008	7,580,000	$758	$37,488,281	$980,242	$38,469,281

See accompanying notes to condensed financial statements.

ALPHA SECURITY GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENTS OF CASH FLOWS
	For the period from
	April 20, 2005	January 1, 2008	January 1, 2007
	(Inception) to	to	to
	June 30, 2008	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$980,242	$197,679	$279,129

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation	1,139	840	-

Increase in investment in Trust Account	(2,956,467)	(869,633)	(763,429)
Increase in deferred tax asset	(282,775)	(132,555)	(64,891)
Increase in prepaid expenses/other receivables	(29,671)	(12,858)	(66,713)
Increase in income taxes payable	61,054	61,584	-
Increase in accounts payable and accrued expenses	125,074	49,838	38,912

Net cash used in operating activities	(2,101,404)	(705,105)	(576,992)

Cash flows from investing activities
Payment to trust account	(60,002,831)	-	(60,002,831)
Withdrawals from trust account	2,223,972	712,937	621,759
Purchase of equipment	(8,398)	(2,000)	-

Net cash provided by (used in) investing activities	(57,787,257)	710,937	(59,381,072)

Cash flows from financing activities:
Payment of expenses of offering	(3,571,569)	-	(3,310,009)
Proceeds from sale of common stock	25,000	-	-
Proceeds from notes payable - stockholder(s)	250,000	-	250,000
Proceeds from initial public offering	60,000,000	-	60,000,000
Proceeds from private placement	3,200,000	-	3,200,000
Proceeds from sale of option	100	-	100
Repayment of notes payable - stockholders	-	-	(187,802)
Redemption of stock	(312)	-	-

Net cash provided by financing activities	59,903,219	-	59,952,289

Net increase (decrease) in cash	14,558	5,832	(5,775)

Cash - beginning of period	-	8,726	7,119

Cash - end of period	$14,558	$14,558	$1,344

Supplemental disclosure of cash flow information

Cash paid for income taxes	$1,241,075	$318,037	$346,556

Supplemental disclosure of non-cash financing activities:

Accrual of deferred offering costs	$1,800,000	$-	$1,890,000

See accompanying notes to financial statements.

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
June 30, 2008

1.  Organization, Proposed Business Operations and Summary of Significant Accounting Policies

Basis of Presentation

The condensed financial statements at June 30, 2008 and for the periods ended June 30, 2008 and 2007 are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

At June 30, 2008, the Company had not yet commenced any operations. All activity through June 30, 2008 relates to the Company’s formation, a private placement and the public offering described below. The Company has selected December 31 as its fiscal year-end.

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

Of the proceeds of the Offerings, at June 30, 2008, $60,735,326 is being held in a trust account (“Trust Account”) at JP MorganChase, New York, New York, maintained by American Stock Transfer & Trust Company, the Company’s transfer agent. This amount includes the net proceeds of the Public Offering and the Private Placement (including interest thereon), interest earned since the public offering was declared effective which has not yet been withdrawn for working capital needs and $1,800,000 of deferred underwriting compensation fees (the “Discount”) which will be paid to Maxim Group LLC if, and only if, a business combination is consummated, but which will be forfeited in part if public stockholders elect to

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
June 30, 2008

1. Organization, Proposed Business Operations and Summary of Significant Accounting Policies (continued)

have their shares redeemed for cash and in full if a business combination is not consummated.

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

With respect to the first business combination which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $10 per share plus the pro-rata share of any accrued interest earned on the Trust Account, net of: (i) taxes payable on interest income earned on the Trust Account, State of Delaware franchise taxes, repayment of $250,000 of an additional officer loan made prior to closing of the Public Offering by Steven M. Wasserman (such loan was to be repaid within 90 days of the closing of the Public Offering, but has not been repaid through June 30, 2008) and (ii) up to $1,825,000 of interest earned on the Trust Account released to the Company to fund its working capital. Accordingly, Public Stockholders holding 34.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In the event that more than 20% of the Public Stockholders exercise their redemption rights, a proportional percentage of the common stock held by the Company’s Initial Stockholders will automatically, and without any further action required by the Company or such stockholders, be forfeited and cancelled upon consummation of the business combination. The percentage of shares forfeited will be equal to the percentage of redemptions above 20% and will be pro rata among the Initial Stockholders on the 1,580,000 shares owned by them.

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
June 30, 2008

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

Income Taxes

The Company recorded a deferred tax asset of $282,775 and $150,220 at June 30, 2008 and December 31, 2007, respectively, for the tax effect of temporary differences, aggregating $831,691 and $441,823. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company recorded a valuation allowance of $132,555 and $43,658 at June 30, 2008 and December 31, 2007, respectively. The effective tax rate differs from the statutory rate of 34% due to the effect of state and local income taxes.

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
June 30, 2008

1. Organization, Proposed Business Operations and Summary of Significant Accounting Policies (continued)

Income (Loss) Per Common Share

Income (Loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Shares of common stock issuable upon the exercise of options and warrants at June 30, 2008 (9,410,000 shares) are excluded from the computation since such options and warrants are contingently exercisable.

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
June 30, 2008

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
June 30, 2008
4. Commitments (continued)

either orally or in writing, to warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

•	the market price of the underlying shares of common stock is lower than the exercise price;

•	the holder of the warrants has not confirmed in writing that the representative solicited the exercise;

•	the warrants are held in a discretionary account;

•	the warrants are exercised in an unsolicited transaction; or

•	the arrangement to pay the commission is not disclosed in the prospectus provided to warrant holders at the time of exercise.

5. Income Taxes

The Company’s provision for (benefit from) income taxes is as follows:

	6 months ended	Year ended
	June 30, 2008	December 31, 2007
Current:
Federal	$236,396	$574,837

State	143,224	348,047

Total Current	$379,620	$922,884

Deferred:
Federal	$(86,036)	$(93,658)

State	(46,519)	(56,562)

Total Deferred	$(132,555)	$(150,220)

Total provision	$247,065	$772,664

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
June 30, 2008

Significant components of the Company’s deferred tax asset are as follows:

	June 30, 2008	December 31, 2007

Expenses deferred for income tax purposes	$831,691	$441,823

Adjusted deferred tax asset	415,330	193,878

Valuation allowance	(132,555)	(43,658)

Total deferred tax asset	$282,775	$150,220

A reconciliation of the Company’s income tax provision (benefit) at the federal statutory rate to the actual income tax provision (benefit) is as follows:

	June 30, 2008	December 31, 2007

Federal income tax rate	34.00%	34.00%

State & local tax rate	10.90%	10.90%

Valuation Allowance	3.70%	3.70%

Effective Tax Rate	48.60%	48.60%

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The Company had net deferred tax assets of approximately $282,775 on June 30, 2008 and $150,220 on December 31, 2007 partially offset by valuation allowances. A valuation allowance was established for the realizability of certain tax benefits considering the expected future taxable income of the Company.

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
June 30, 2008

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

Results of Operations for The Three-Month Periods Ended March 31, 2008 and March 31, 2007

We reported net income of $5,261 for the three-month period ended June 30, 2008. Net income consisted of interest income of $329,060 reduced by of $266,539 of operating expenses. Operating expenses consisted of consulting and professional fees of $73,254, insurance expense of $9,708, travel expense of $55,750, Delaware franchise fees of $15,563 and other operating costs of $112,264.

The trust account earned interest of $329,060 during the three months ended June 30, 2008, none of which is attributable to common stock subject to possible redemption. The decrease in earned interest was due to a reduction in interest rates for the three months ended June 30, 2008. We had $60,735,326 in trust as of June 30, 2008.

Until we enter into a business combination, we will not generate operating revenues.

We reported net income of $254,628 for the three-month period ended June 30, 2007. Net income consisted of interest income of $720,902 reduced by of $193,394 of operating expenses. Operating expenses consisted of consulting and professional fees of $60,495, insurance expense of $15,062, travel expense of $47,505, Delaware franchise fees of $15,332 and other operating costs of $55,000.

The trust account earned interest of $720,902 during the three months ended June 30, 2007, none of which is attributable to common stock subject to possible redemption. We had $60,144,501 in trust as of June 30, 2007.

Results of operations for the six-month periods ended June 30, 2008 and June 30, 2007

We reported net income of $197,679 for the six-month period ended June 30, 2008. Net income consisted of interest income of $869,634 reduced by of $424,890 of operating expenses. Operating expenses consisted of consulting and professional fees of $117,121, insurance expense of $25,820, travel expense of $94,740, Delaware franchise fees of $31,125 and other operating costs of $156,084.

The trust account earned interest of $869,634 during the six months ended June 30, 2008, none of which is attributable to common stock subject to possible redemption. We had $60,735,326 in trust as of June 30, 2008.

Until we enter into a business combination, we will not generate operating revenues.

We reported net income of $279,129 for the six-month period ended June 30, 2007. Net income consisted of interest income of $771,125 reduced by of $219,116 of operating expenses. Operating expenses consisted of consulting and professional fees of $63,713, insurance expense of $15,062, travel expense of $60,014, Delaware franchise fees of $25,885 and other operating costs of $54,442.

The trust account earned interest of $763,429 during the three months ended June 30, 2007, none of which is attributable to common stock subject to possible redemption. We had $60,144,501 in trust as of June 30, 2007.

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

In addition to the above described allocation of interest accrued on the trust account, at June 30, 2008, we had funds aggregating $14,558 held outside of the trust account.

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

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008 was made under the supervision and with the participation of our management, including our principal executive and principal financial officer. Based on that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

ALPHA SECURITY GROUP CORPORATION

August 14, 2008	By:	/s/ Steven M. Wasserman
Steven M. Wasserman
Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)