Form 10-Q
period 2008-09-30
Alpha Security Group CORP
filed 2008-11-19
CIK 1329361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                   to

Commission File Number: 001-33354

Alpha Security Group Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	03-0561397 (I.R.S. Employer Identification No.)

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
me
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No  ☐

There were 7,580,000 shares of the Registrant’s common stock issued and outstanding as of November 18, 2008.

TABLE OF CONTENTS

		Page No.
Part I	Financial Information	3

Item 1	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3

	Condensed Statements of Income for the three and nine months ended September 30, 2008 and September 30, 2007 and for the period from April 20, 2005 (inception) to September 30, 2008 (unaudited)	4

	Condensed Statement of Stockholders’ Equity for the period from April 20, 2005 (inception) to September 30, 2008	5

	Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and September 30, 2007 and from April 20, 2005 (inception) to September 30, 2008 (unaudited)	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

Part II.	Other Information	19

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Default Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

	Signatures	21

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED BALANCE SHEET

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets
Cash	$27,146	$8,726
Investment in trust account	60,681,893	60,578,630
Prepaid expenses & taxes	19,963	17,342
Total current assets	60,729,002	60,604,698
Deferred tax asset	359,688	150,220
Property & equipment, net of depreciation	6,839	6,099
Total assets	$61,095,529	$60,761,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$149,685	$75,235
Income taxes payable	61,571
Deferred underwriting fees	1,800,000	1,800,000
Notes payable - stockholders	250,000	250,000
Total liabilities	2,261,256	2,125,235

Common stock, subject to possible redemption,
2,099,400 shares, at redemption value of $9.70 per share	20,364,180	20,364,180

Commitments

Stockholders' equity
Preferred stock, $.0001 par value, authorized
1,000,000 shares, none issued
Common stock, $.0001 par value, authorized
30,000,000 shares; issued and outstanding
7,580,000 shares, inclusive of 2,099,400 shares subject to possible redemption, at September 30, 2008 and December 31, 2007	758	758
Additional paid-in capital	37,488,281	37,488,281
Earnings accumulated during the development stage	981,054	782,563
Total stockholders' equity	38,470,093	38,271,602

Total liabilities and stockholders' equity	$61,095,529	$60,761,017

See accompanying notes to condensed financial statements

ALPHA GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENT OF INCOME

					For the period from April 20,
	For the				2005
	Three months ended		Nine months ended		(inception) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest and dividend income	$294,461	$663,210	$1,164,094	$1,434,335	$3,258,624

Formation and operating costs	(244,115)	(134,204)	(668,991)	(353,319)	(1,208,292)

Income before provision for income taxes	50,346	529,006	495,103	1,081,016	2,050,331

Provision for income taxes	(49,547)	(253,474)	(296,612)	(526,354)	(1,069,277)

Net income	799	275,532	198,491	554,662	981,054

Weighted average shares outstanding	7,580,000	7,580,000	7,580,000	5,689,890	4,221,366

Net income per share	$0.00	$0.04	$0.03	$0.10	$0.23

See accompanying notes to condensed financial statements

ALPHA GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIENCY)

	For the period from April 20, 2005 (inception) to September 30, 2008
	Common stock		Additional paid-in	Earnings (deficit) accumulated during the development	Stockholders’ equity
	Shares	Amount	capital	stage	(deficiency)
Common shares issued July 18, 2005 at $.0156	1,600,000	$160	$24,840	$—	$25,000
Net loss – 2005				(11,140)	(11,140)
Balance – December 31, 2005	1,600,000	160	24,840	(11,140)	13,860
Net loss – 2006				(23,905)	(23,905)
Redemption – September 15, 2006	(20,000)	(2)	(310)		(312)
Balance – December 31, 2006	1,580,000	158	24,530	(35,045)	(10,357)

Proceeds of private placement – March 21, 2007			3,200,000		3,200,00
Common shares issued March 28, 2007 at $10 per share	6,000,000	600	59,999,400		60,000,000
Proceeds subject to possible redemption			(20,346,180)		(20,364,180)
Expenses of the Offering			(5,371,569)		(5,371,569)
Net income – 2007				817,608	817,608
Proceeds of options sold			100		100
Balance – December 31, 2007	7,580,000	758	37,488,281	782,563	38,271,602
(unaudited) Net income for the period				198,491	198,491
Balance – September 30, 2008	7,580,000	758	$37,488,281	$981,054	$38,470,093

See accompanying notes to condensed financial statements

ALPHA GROUP CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENT OF CASH FLOWS

	For the period from
	April 20, 2005 (Inception) to September 30, 2008	January 1, 2008 to September 30, 2008	January 1, 2007 to September 30, 2007
Cash flows for operating activities:
Net Income	$981,054	$198,491	$554,662
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	1,559	1,260	54

Increase in investment in Trust Account	(3,250,928)	(1,164,094)	(228,265)
Increase in deferred tax asset	(359,688)	(209,468)	(104,656)
Increase in prepaid expenses & taxes	(19,963)	(2,621)	(42,262)
Increase in income taxes payable	61,571	61,571	—
Increase in account payable and accrued expenses	149,685	74,450	54,824

Net cash used in operating activities	(2,436,710)	(1,040,411)	234,357

Cash flows from investing activities:
Payment to trust account	(60,002,831)	—	(60,002,831)
Withdrawals from trust account	2,571,866	1,060,831	(4,170)
Purchase of equipment	(8,398)	(2,000)	—

Net cash provided by (used in) investing activities	(57,439,363)	1,058,831	(60,077,001)

Cash flows from financing activities:
Payment of expenses of offering	(3,571,569)	—	(3,400,009)
Proceeds from sale of common stock	25,000	—	—
Proceeds from notes payable – stockholder(s)	250,000	—	250,000
Proceeds from initial public offering	60,000,000	—	60,000,000
Proceeds from private placement	3,200,000	—	3,200,000
Proceeds from sale of option	100	—	100
Repayment of notes payable – stockholders	—	—	(187,802)
Redemption of stock	(312)	—	—

Net cash provided by financing activities	59,903,219	—	59,862,289
Net increase (decrease) in cash	27,146	27,146	96,764
Cash – beginning of period	—	8,726	7,119
Cash – end of period	$27,146	$27,146	$96,764

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,366,825	$443,787	$639,971
Supplemental disclosure of non-cash financing activities:
Accrual of deferred offering costs	$1,800,000	$—	$1,800,000

See accompanying notes to condensed financial statements

ALPHA SECURITY GROUP CORPORATION
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
September 30, 2008

1. Organization, Proposed Business Operations and Summary of Significant Accounting Policies

Basis of Presentation

The condensed financial statements at September 30, 2008 and for the periods ended September 30, 2008 and 2007 are unaudited and have been prepared by Alpha Security Group Corporation (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

Nature of Operations

The Company was incorporated in the State of Delaware on April 20, 2005 as a blank check company formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the U.S. homeland security or defense industries or a combination thereof.

At September 30, 2008, the Company had not yet commenced any operations. All activity through September 30, 2008 relates to the Company’s formation, a private placement and the public offering described below. The Company has selected December 31 as its fiscal year-end.

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

Of the proceeds of the Offerings, at September 30, 2008, $60,681,893 is being held in a trust account (“Trust Account”) at JP MorganChase, New York, New York, maintained by American Stock Transfer & Trust Company, the Company’s transfer agent. This amount includes the net proceeds of the Public Offering and the Private Placement (including interest thereon), interest earned since the public offering was declared effective which has not yet been withdrawn for working capital needs and $1,800,000 of deferred underwriting compensation fees which will be paid to Maxim Group LLC if, and only if, a business combination is consummated, but which will be forfeited in part if holders of the shares sold in the Public Offering (“Public Stockholders”) elect to have their shares redeemed for cash and in full if a business combination is not consummated.

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

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that Public Stockholders owning 35% or more of the outstanding stock (excluding for this purpose, those persons who were stockholders prior to the Offerings) vote against the business combination, the business combination will not be consummated. All of the Company’s stockholders prior to the Offerings, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,580,000 founding shares of common stock in accordance with the vote of the majority-in-interest of all other stockholders of the Company with respect to any business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

With respect to the first business combination which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $10 per share plus the pro-rata share of any accrued interest earned on the Trust Account, net of: (i) taxes payable on interest income earned on the Trust Account, State of Delaware franchise taxes, repayment of $250,000 of an additional officer loan made prior to closing of the Public Offering by Steven M. Wasserman (such loan was repaid in October 2008) and (ii) up to $1,825,000 of interest earned on the Trust Account released to the Company to fund its working capital. If Public Stockholders holding no more than 34.99% of the aggregate number of shares owned by all Public Stockholders vote against the business combination and seek redemption of their shares the business combination may still be consummated. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In the event that more than 20% of the Public Stockholders exercise their redemption rights, a proportional percentage of the common stock held by the Company’s Initial Stockholders will automatically, and without any further action required by the Company or such stockholders, be forfeited and cancelled upon consummation of the business combination. The percentage of shares forfeited will be equal to the percentage of redemptions above 20% and will be pro rata among the Initial Stockholders on the 1,580,000 shares owned by them.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Trust Account as part of a stockholder-approved plan of dissolution and liquidation in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the Public Offering and the business combination has not yet been consummated within such 18 month period. On September 26, 2008 the Company disclosed on a current report on Form 8-K filed with Securities and Exchange Commission that it has signed a letter of intent and has met the condition under its Amended and Restated Certificate of Incorporation that permits it until March 28, 2009 to complete a business combination. In the event of such liquidation, the amount in the Trust Account will be distributed to the holders of the shares sold in the Public Offering. The Company’s initial business combination must be for assets or with a target business the fair market value of which is at least equal to 80% of the Company’s net assets at the time of such acquisition (exclusive of Maxim Group LLC’s deferred underwriting compensation, including interest thereon, held in the trust account).

If the Company cannot complete a business combination by March 28, 2009, it will be required to liquidate. No adjustments have been made to the accompanying financial statements to reflect this uncertainty.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents. Such cash and cash equivalents may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

Income Taxes

The Company recorded a deferred tax asset of $359,688 and $150,220 at September 30, 2008 and December 31, 2007, respectively, for the tax effect of temporary differences, aggregating $1,057,905 and $441,823, respectively. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company recorded a valuation allowance of $209,468 and $43,658 at September 30, 2008 and December 31, 2007, respectively. The effective tax rate differs from the statutory rate of 34% due to the effect of state and local income taxes.

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

Income (Loss) Per Common Share

Income (Loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Shares of common stock issuable upon the exercise of options and warrants at September 30, 2008 (9,410,000 shares) are excluded from the computation since such options and warrants are contingently exercisable.

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

On March 21, 2007, Steven M. Wasserman, Chief Executive Officer, President and Co-Chairman of the board of directors and Constantinos Tsakiris, a former director, acquired warrants to purchase an aggregate of 3,200,000 shares of common stock from the Company in the Private Placement. The total purchase price for the warrants was $3,200,000 or $1.00 per warrant. The Warrants included in the Private Placement have terms identical to the Warrants included in the Offering.

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

3. Note payable, stockholder

The Company issued an unsecured promissory note to Steven Wasserman, a related party, totaling $250,000 on March 28, 2007. The promissory note does not bear interest and was to be repaid in full ninety days thereafter and such repayment has not been made. Due to the short-term nature of the promissory note, the fair value of the note approximates its carrying value. The loan was repaid in October 2008.

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

The Company has engaged the representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative for bona fide services rendered a cash commission equal to 5% of the exercise price for each warrant exercised more than one year after the effective date of the prospectus if the exercise was solicited by the representative. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for the Company’s securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

•	the market price of the underlying shares of common stock is lower than the exercise price;

•	the holder of the warrants has not confirmed in writing that the representative solicited the exercise;

•	the warrants are held in a discretionary account;

•	warrants are exercised in an unsolicited transaction; or

•	the arrangement to pay the commission is not disclosed in the prospectus provided to warrant holders at the time of exercise.

5. Income Taxes

The Company’s provision for (benefit from) income taxes is as follows:

	Nine months ended	Year ended
	September 30, 2008	December 31, 2007
Current:
Federal	$315,025	$574,837

State	191,055	348,047

Total Current	$506,080	$922,884

Deferred:
Federal	$(130,440)	$(93,658)

State	(79,028)	$(56,562)

Total Deferred	$(209,468)	$(150,220)

Total provisions	$296,612	$772,664

Significant components of the Company’s deferred tax asset are as follows:

	September 30, 2008	December 31, 2007

Expenses deferred for income tax purposes	$1,057,905	$441,823

Adjusted deferred tax asset	569,156	193,878

Valuation allowance	(209,468)	(43,658)

Total deferred tax asset	$359,688	$150,220

A reconciliation of the Company’s income tax provision at the federal statutory rate to the actual income tax provision is as follows:

	September 30, 2008	December 31, 2007

Federal income tax rate	34.00%	34.00%

State & local tax rate	10.90%	10.90%

Valuation allowance	14.80%	3.70%

Effect Tax Rate	59.70%	48.60%

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The Company had net deferred tax assets of $359,688 on September 30, 2008 and $150,220 on December 31, 2007 partially offset by valuation allowances. A valuation allowance was established for the realizability of certain tax benefits considering the expected future taxable income of the Company.

6. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the board of directors.

7. Stockholders’ Equity

On September 8, 2006, the Company redeemed 20,000 shares of its common stock at a price of $0.0156 per share.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” in our annual report on Form 10-K for the period ended December 31, 2007 filed with the Securities and Exchange Commission on April 15, 2008. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

We were formed on April 20, 2005, to serve as a vehicle to acquire one or more domestic or international operating businesses in the U.S. homeland security or defense industries or a combination thereof, through a merger, capital stock exchange, asset acquisition or other similar business combination. Our initial business combination must be with a target business or businesses whose fair market value is equal to at least 80% of our net assets at the time of such acquisition. Since our offering, we have been actively searching for a suitable business combination candidate. We have commenced preliminary discussions but currently have not entered into any definitive agreement with any potential target businesses. We are not engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. We intend to utilize cash derived from the proceeds of our recently completed public offering and private placement, our capital stock, debt or a combination thereof, in effecting a business combination.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of its trust account as part of a stockholder-approved plan of dissolution and liquidation in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the public offering, or 24 months from the consummation of the public offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the public offering and the business combination has not yet been consummated within such 18 month period. On September 26, 2008 the Company disclosed on a current report on Form 8-K filed with Securities and Exchange Commission that it has signed a letter of intent and has met the condition under its Amended and Restated Certificate of Incorporation that permits it until March 28, 2009 to complete a business combination. We cannot assure investors that we will consummate a business combination in the allotted time.

Results of operations for the three-month periods ended September 30, 2008 and September 30, 2007

We reported net income of $799 for the three-month period ended September 30, 2008. Net income consisted of interest income of $294,461 reduced by of $244,115 of operating expenses. Operating expenses consisted of consulting and professional fees of $63,343, insurance expense of $9,708, travel expense of $107,425, Delaware franchise fees of $15,563 and other operating costs of $48,076.

The trust account earned interest of $294,461 during the three months ended September 30, 2008, none of which is attributable to common stock subject to possible redemption. We had $60,681,893 in trust as of September 30, 2008.

Until we enter into a business combination, we will not generate operating revenues.

We reported net income of $275,532 for the three-month period ended September 30, 2007. Net income consisted of interest income of $663,210 reduced by of $134,204 of operating expenses. Operating expenses consisted of consulting and professional fees of $51,650, insurance expense of $16,112, travel expense of $26,607, Delaware franchise fees of $15,501 and other operating costs of $24,334.

The trust account earned interest of $663,210 during the three months ended September 30, 2007, none of which is attributable to common stock subject to possible redemption. We had $60,231,096 in trust as September 30, 2007.

Results of operations for the nine-month periods ended September 30, 2008 and September 30, 2007

We reported net income of $198,491 for the nine-month period ended September 30, 2008. Net income consisted of interest income of $1,164,094 reduced by of $668,991 of operating expenses. Operating expenses consisted of consulting and professional fees of $180,464, insurance expense of $35,528, travel expense of $202,151, Delaware franchise fees of $46,688 and other operating costs of $204,160.

The trust account earned interest of $1,164,094 during the nine months ended September 30, 2008, none of which is attributable to common stock subject to possible redemption. We had $60,681,893 in trust as of September 30, 2008.

Until we enter into a business combination, we will not generate operating revenues.

We reported net income of $554,662 for the nine month period ended September 30, 2007. Net income consisted of interest income of $1,434,335 reduced by of $353,319 of operating expenses. Operating expenses consisted of consulting and professional fees of $115,363, insurance expense of $31,174, travel expense of $86,620, Delaware franchise fees of $41,387 and other operating costs of $78,775.

The trust account earned interest of $1,434,335 during the nine months ended September 30, 2007, none of which is attributable to common stock subject to possible redemption. We had $60,231,096 in trust as of September 30, 2007.

Liquidity and Capital Resources

On March 21, 2007, we sold to Steven M. Wasserman (500,000 warrants), our Chief Executive Officer, President and Co-Chairman of the board of directors, and Constantinos Tsakiris (2,700,000 warrants), a former director, an aggregate of 3,200,000 warrants in a private placement for $1.00 per warrant or aggregate consideration of $3,200,000. The warrants in the private placement have identical terms to the warrants included in the units offered as part of the public offering. On March 28, 2007, we consummated our initial public offering of 6,000,000 units at a purchase price of $10.00 per unit or gross proceeds of $60,000,000. Each unit in the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $7.50 per share. Prior to the closing of the public offering, Steven M. Wasserman loaned us $250,000 for expenses of the public offering, which loan was repaid in October 2008.

On the closing date of our public offering, $60,002,831 was placed in the Trust Account at JP Morgan Chase New York, New York. This amount includes net proceeds of the public offering of $54,628,431 and the private placement of $3,200,000 plus interest of $2,831 thereon. The funds in the Trust Account will be invested until the earlier of (i) the consummation of a business combination or (ii) the liquidation of the Trust Account as part of a plan of distribution and liquidation approved by our stockholders.

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

We believe that the funds available to us from interest income earned on the trust account will be sufficient to allow us to operate through March 2009, assuming that a business combination is not consummated during that time. Over this time period, the following estimated expenditures are anticipated: $400,000 of expenses for legal, accounting and other expenses attendant to the structuring, negotiating and consummation of a business combination, $500,000 of expenses for identification, evaluation and due diligence investigation of a target business, $180,000 for administrative services and support payable to an affiliated third party ($7,500 per month for 24 months), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $150,000 for directors’ and officers’ liability insurance and $495,000 for general working capital that will be used for miscellaneous expenses and reserves, deferred legal fees of $90,000, costs of dissolution and liquidation and reserves, if any, which we currently estimate to be approximately $50,000 to $75,000, potential deposits, down payments or funding of a “no-shop” provision in connection with a particular business combination and key-man insurance.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to consummating a business combination. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination.

In addition to the above described allocation of interest accrued on the trust account, at September 30, 2008, we had funds aggregating $27,146 held outside of the trust account.

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

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008 was made under the supervision and with the participation of our management, including our principal executive and principal financial officer. Based on that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

This information has been omitted based on the Company’s status as a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer) pursuant to Rule 13a 14(a) of the Securities Exchange Act, as amended.
32.1
Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA SECURITY GROUP CORPORATION

November 19, 2008	By:	/s/ Steven M. Wasserman
Steven M. Wasserman
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)